Form 10-Q
period 2008-09-30
PEPLIN INC
filed 2008-12-01
CIK 1408808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53410

Peplin, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-0641830
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6475 Christie Avenue, Emeryville, California	94608
(Address of Principal Executive Offices)	(Zip Code)

(510) 653-9700

(Registrant’s Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☐    No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

As of November 24, 2008, there were 15,141,121 shares of common stock outstanding.

PEPLIN, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Peplin, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2008 (unaudited)	June 30, 2008
Assets:
Current assets:
Cash and cash equivalents	$12,823,346	$25,230,533
Grant income receivable	191,310	169,776
Interest receivable	67,240	131,443
Prepaid expenses	624,802	778,923
Deferred costs	4,269,264	4,655,836
Other current assets	774,368	982,400

Total current assets	18,750,330	31,948,911

Non-current assets:
Restricted cash	349,940	390,698
Lease deposits	173,790	176,170
Plant and equipment – net	2,339,302	2,824,111
Other non-current assets	347,823	629,206

Total non-current assets	3,210,855	4,020,185

Total assets	$21,961,185	$35,969,096

Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$577,168	$1,282,542
Accrued research and development	2,127,335	2,024,704
Accrued employee benefits and payroll taxes	833,798	779,621
Notes payable	5,273,667	5,163,171
Other accrued expenses	743,596	1,168,397

Total current liabilities	9,555,564	10,418,435

Non-current liabilities:
Accrued employee benefits and payroll taxes	40,877	48,491
Asset retirement obligation	63,323	74,504
Notes payable	7,264,395	8,612,934
Debt completion fee payable	600,000	600,000

Total liabilities	17,524,159	19,754,364

Peplin, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2008 (unaudited)	June 30, 2008
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized, no shares issued and outstanding September 30, 2008 and June 30, 2008, respectively	—	—
Common stock, $0.001 par value: 100,000,000 shares authorized, 10,341,484 issued and outstanding at September 30, 2008 and June 30, 2008, respectively	80,661,220	80,744,288
Class B Common stock, $0.001 par value: 1 share authorized, no shares issued and outstanding at September 30, 2008 and June 30, 2008, respectively	—	—
Deficit accumulated during development stage	(82,265,770)	(72,062,843)
Accumulated other comprehensive income	6,041,576	7,533,287

Total stockholders’ equity	4,437,026	16,214,732

Total liabilities and stockholders’ equity	$21,961,185	$35,969,096

See accompanying notes to consolidated financial statements.

Peplin, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		For the period from inception (December 7, 1999) to September 30, 2008
	2007	2008
License fee revenues	$—	$—	$5,770,510

Cost of operations:
Research and development	4,136,995	6,127,154	71,983,673
Sales, general and administrative	1,359,223	3,952,655	23,813,061

Total cost of operations	5,496,218	10,079,809	95,796,734

Loss from operations	(5,496,218)	(10,079,809)	(90,026,224)

Other income (expenses):
Interest income	273,294	273,981	4,859,011
Interest expense	—	(574,388)	(1,813,743)
Grant income	659,196	174,527	4,493,661
Other income	687	4,496	243,845

Total other income	933,177	(121,384)	7,782,774

Net loss before income tax expense	(4,563,041)	(10,201,193)	(82,243,450)
Income tax expense	—	(1,734)	(22,320)

Net loss	$(4,563,041)	$(10,202,927)	$(82,265,770)

Net loss per share – basic and diluted	$(0.49)	$(0.99)

Weighted average common stock outstanding used in calculation of net loss per share – basic and diluted	9,387,627	10,341,484

See accompanying notes to consolidated financial statements.

Peplin, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended September 30,		For the Period from inception (December 7, 1999) to September 30, 2008
	2007	2008
Operating activities:
Net loss	$(4,563,041)	$(10,202,927)	$(82,265,770)
Non-cash items:
Depreciation and amortization	107,295	170,163	1,315,017
Amortization of borrowing costs	—	285,230	864,975
Loss on sale of plant and equipment	—	18,342	107,195
Stock-based compensation	384,121	(83,068)	4,965,212
Other non-cash items	(19,529)	1,250	117,129
Impairment of patents	—	—	354,589
Interest paid reclassified as financing cash flow	—	282,492	893,583
Changes in operating assets and liabilities:
Receivables and other assets	(740,928)	(478,293)	(4,515,315)
Prepaid expenses	(2,790,168)	24,719	(1,008,953)
Lease deposits	—	—	(181,041)
Payables and other accruals	1,966,570	(116,365)	3,459,996
Accrued employee benefits	45,796	44,196	396,053
Deferred license fee income	—	—	(467,185)
Other	—	—	115,950

Net cash used in operating activities	(5,609,884)	(10,054,261)	(75,848,565)

Investing activities:
Proceeds from sale of plant and equipment	—	889	41,328
Purchase of plant and equipment	(263,370)	(82,691)	(3,338,931)
Payments for short term investments	—	—	(2,988,967)
Proceeds from short term investments	—	—	2,988,967
Payments for intangible assets	—	—	(205,321)

Net cash used in investing activities	(263,370)	(81,802)	(3,502,924)

Peplin, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(unaudited)

	Three Months Ended September 30,		For the Period from inception (December 7, 1999) to September 30, 2008
	2007	2008
Financing activities:
Proceeds from share issues	11,408,799	—	80,390,914
Proceeds from exercise of options	9,747	—	176,816
Share issue costs	(380,305)	—	(4,774,188)
Restricted deposits	—	—	(318,462)
Payments for shares repurchased	—	—	(1,199,484)
Proceeds from cancellation of shares due to reorganization	—	—	77,895
Payment for cancellation of shares due to reorganization	—	(20,020)	(77,895)
Proceeds from borrowings	—	—	15,193,968
Borrowing costs paid	—	(304,807)	(1,880,540)
Repayments on borrowings	—	(1,285,801)	(2,719,651)

Net cash provided by (used in) financing activities	11,038,241	(1,610,628)	84,869,373

Effect of exchange rate on cash and cash equivalents	1,371,415	(660,496)	7,305,462

Net increase (decrease) in cash and cash equivalents	6,536,402	(12,407,187)	12,823,346
Cash and cash equivalents at beginning of year	20,245,960	25,230,533	—

Cash and cash equivalents at end of year	$26,782,362	$12,823,346	$12,823,346

See accompanying notes to consolidated financial statements.

Peplin, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Summary of significant accounting policies

Organization and nature of operations

Peplin, Inc. (“Peplin” or the “Company”), was formed for the purpose of reorganizing its former parent company, Peplin Limited, into the United States. On October 16, 2007, Peplin acquired all the outstanding ordinary shares of Peplin Limited pursuant to a Scheme of Arrangement. This transaction is referred to as the Reorganization. Prior to the closing of the Reorganization, Peplin had no business or operations and following the closing of the Reorganization, Peplin’s business and operations consist solely of the business and operations of Peplin Limited.

Peplin is a development stage specialty pharmaceutical company focused on advancing and commercializing innovative medical dermatology products. The Company is currently developing PEP005 (ingenol mebutate), or PEP005, which is the first in a new class of compounds that are naturally occurring and have the potential to treat cancers and pre-cancerous skin lesions. The Company’s lead product candidate, for which it recently commenced a Phase III clinical trial, is a patient-applied topical gel containing PEP005, a compound the use of which the Company has patented for the treatment of actinic keratosis, or AK. The Company’s other product candidate is a physician-applied topical gel for the treatment of superficial basal cell carcinoma, or superficial BCC, PEP005 (ingenol mebutate) Gel for BCC. The active compound in each product is a small molecule extracted and purified from the sap of euphorbia peplus, a rapidly growing, readily available plant.

Basis of presentation

The Company’s principal activities to date have included technology development, obtaining research and funding grants, securing patents and intellectual property rights and securing finance for working capital and capital expenditures. Accordingly, these financial statements are presented as those of a development stage enterprise, as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

The accompanying unaudited balance sheet as of September 30, 2008, statements of operations for the three month periods ended September 30, 2007 and 2008, and statements of cash flows for the three month periods ended September 30, 2007 and 2008 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009 or any other period, although the Company expects to continue to incur substantial losses for the next several years. The Company plans to continue to finance its operations through proceeds from the sale of its equity securities or the incurrence of debt. The accompanying financial statements have been prepared assuming the Company will continue as a going concern and have been presented on a basis that contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

These financial statements and notes should be read in conjunction with the financial statements for the year ended June 30, 2008 included in the Company’s Registration Statement on Form 10. The accompanying balance sheet as of June 30, 2008 has been derived from audited financial statements at that date.

The Company’s functional currency is the Australian dollar and its reporting currency is the United States dollar. The financial statements have been translated in accordance with SFAS No. 52, Foreign Currency Translation.

Principles of consolidation

The financial statements include the accounts of Peplin, Inc. and its wholly-owned subsidiaries, Peplin Limited, Peplin Unit Trust, Peplin Research Pty Ltd, Peplin Operations Pty Ltd, Peplin Biolipids Pty Ltd, Peplin Operations USA, Inc. and Peplin Ireland Ltd. All inter-company balances and transactions have been eliminated on consolidation.

Peplin, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Cash and cash equivalents

Cash and cash equivalents comprise cash held in a variety of interest-bearing instruments, including term deposits with high credit rated Australian banks, with a maturity from purchase date of three months or less. For the purposes of the statement of cash flows, cash includes cash and cash equivalents as defined above.

Deferred costs

Deferred costs primarily represent accounting, legal costs and other direct costs incurred as of September 30, 2008 that are directly attributable to capital raising activities, as well as the costs associated with the acquisition of Neosil, Inc., both of which were completed in October 2008. Deferred costs attributable to capital raising activities will be offset against the funds raised in October 2008. Deferred costs attributable to the acquisition of Neosil, Inc. will be allocated to the net assets acquired where possible, and will otherwise be expensed.

Research and development expenditure

Research and development costs are charged as an expense when incurred. Such costs include direct salaries, stock options expense, patient recruitment fees, contract research costs, laboratory expenses, rent, utilities and certain related administrative expenses.

Patents

Costs associated with filing, maintaining, defending and protecting patents for which no future benefit is reasonably assured are expensed as general and administrative costs when incurred.

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements using the fair value based method as prescribed in accordance with the provisions of SFAS No. 123R, Accounting for Stock Based Compensation (revised 2004). The Company has applied the measurement and valuation provisions of SFAS 123R for all stock options granted since the Company’s inception. Stock based compensation cost for employees is measured at the grant date, based on the fair value of the award and is recognized as an expense over the period awards are expected to vest. The Company uses the simplified method to estimate expected life as it does not have sufficient historical exercise history. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from the Company’s estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

Options granted to consultants and other non-employees are accounted for in accordance with EITF consensus No 96-18, Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Connection with Selling Goods or Services. Compensation costs for stock options granted to non-employees are measured at the earlier of the date at which the commitment for performance to earn the equity instrument or the date at which the counterparty’s performance is complete. The fair value of stock options, as calculated using a Black Scholes option valuation model, are expensed over the performance period and are subject to remeasurement over their vesting terms.

Net loss per share

Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average common stock outstanding during the periods. There are 3,062,221 stock options and warrants that have not been included in the computation of net loss per share in the periods presented as their effect is anti-dilutive.

Peplin, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Notes payable

Notes payable are initially recognized at the value of the cash proceeds received. After initial recognition, notes payable are subsequently measured at amortized cost using the effective interest method. Fees paid on the establishment of the loan facilities (“Debt issuance costs”) are capitalized as an asset and amortized over the life of the loan. Debt issuance costs payable at the completion of the facility are included as a non-current liability in the accompanying consolidated balance sheets.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates. Accounting estimates have been applied to calculate accruals for employee entitlements, asset retirement obligations, impairment of assets and expenses for stock-based compensation.

Income taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires recognition of deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in the income statement in the period that includes the enactment date. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) on July 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Recent accounting policies

Effective July 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements on a prospective basis for financial assets and liabilities, which requires that the Company determine the fair value of financial assets and liabilities using the fair value hierarchy established in SFAS No. 157. In February 2008, the FASB issues FASB Staff Position No. FAS 152-7, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations and financial condition as of and for the three months ended September 30, 2008. See Note 8 for information and related disclosures regarding the Company’s fair value measurements.

Peplin, Inc.

Notes to Consolidated Financial Statements (Unaudited)

In March 2007, the FASB issued EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to be used in Future Research and Development Activities (“EITF 07-03”). EITF 07-03 clarifies that non-refundable advance payments for future research and development activities should be deferred and capitalized. It provides guidance that amounts should be recognized as an expense as the goods are delivered or the related services are performed. The issue notes if an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company determined that EITF 07-03 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the SEC issued SAB No. 110, Amending and Replacing a Portion of the Staff’s Views About Valuing Share-based Payments to Continue Acceptance, Under Certain Circumstances, of the Simplified Method, (“SAB 110”). SAB 110 expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS 123R. The Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB No. 107, as amended by SAB 110.

Note 2. Concentrations of credit risk, other risks and uncertainties

Cash and cash equivalents consist of financial instruments that potentially subject the Company to concentration of credit risk to the extent of the amount recorded on the balance sheet. The Company’s cash and cash equivalents are deposited with Commonwealth Bank of Australia and Bank of Western Australia. The Australian Government recently announced that it would guarantee funds currently held with Australian Banks. The Guarantee is free for all funds up to AU$1 million, and an insurance premium can be paid to guarantee amounts above this amount. The Company has currently not paid the insurance premium to cover its deposits above AU$1 million. The Company is exposed to credit risk in the event of default by the banks holding the cash and cash equivalents (and the Australian Government) to the extent of the amount recorded on the balance sheets. The Company is also exposed to interest rate risk to the extent of the amount recorded on the balance sheets. The Company has not experienced any losses on its deposits of cash and cash equivalents.

In 2008, the Company completed a $15 million, three-year loan facility with General Electric Capital Corporation (“GE”). The Company’s exposure to interest rate risk on this facility is the difference between the market interest rate and the fixed interest rate on this loan of 8.50%.

The Company relies on a single third party supplier for the formulation and filling of its late stage product candidates.

Peplin, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Comprehensive Loss

The Company reports comprehensive income/(loss) in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive income/(loss) and its components in the financial statements. The components of other comprehensive income/(loss) consists of net loss and foreign currency translation adjustments. Total other comprehensive loss for the three months ended September 30, 2007 and 2008 was as follows:

	Three months ended
	September 30, 2007	September 30, 2008
Net Loss, as reported	$(4,563,041)	$(10,202,927)
Foreign currency translation adjustments, net of tax	1,394,093	(1,491,711)

Comprehensive loss	$(3,168,948)	$(11,694,638)

Note 4. Income taxes

The Company adopted the provision of FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” on July 1, 2007. FIN 48 addresses the accounting for and disclosure of uncertainty in income tax positions by prescribing a minimum recognition threshold that a tax position is required to satisfy before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

On implementation of FIN 48 the Company reduced the deferred tax assets liability relating to pre-2002 consolidated tax losses in Australia by $1,395,466, where sustainability of the losses is not considered more likely than not. Due to Australian tax legislation enacted in 2002, these losses could be limited to offset a portion of future taxable income on an annual basis, and therefore do not meet the more likely than not threshold for recognition of sustainability under audit by the appropriate taxing authorities. This amount would not affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance.

During the three months ended September 30, 2008, the Company has not identified any new and/or adjustments to previously identified uncertain tax positions which would result in an increase or decrease in unrecognized tax benefits. The Company has not recorded any interest expense or penalties related to unrecognized tax benefits as at September 30, 2008.

The Company’s policy is to include interest and penalties related to gross unrecognized tax benefits within the provision for income tax. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced in the period that such determination is made, and reflected as a reduction of the overall income tax provision, to the extent that the interest expense had been provided through the tax provision.

The tax years remaining open to tax examination by the taxing authorities for companies within Peplin are 2000-2008 for the Australian consolidated group, 2006 – 2007 for the U.S. entities, and 2006 – 2007 for Peplin Ireland Limited.

Note 5. Notes payable

	June 30, 2008	September 30, 2008
Current portion	$5,163,171	$5,273,667
Non-current portion	8,612,934	7,264,395

	$13,776,105	$12,538,062

Peplin, Inc.

Notes to Consolidated Financial Statements (Unaudited)

On December 28, 2007, the Company entered into a loan agreement with GE providing for borrowing of $15,000,000. In connection with this agreement, the Company has incurred costs related to the transaction totaling $1,834,780, including amongst other costs, a completion fee payable when the final payment is made, as well as a grant of warrants for purchase of the Company’s common stock on finalization and drawdown of the facility. The completion fee is equal to 4% of the total amounts borrowed under the credit facility. The number of warrants issued was 58,987 with an exercise price of $15.26. The exercise price was calculated using the weighted average closing share price for the 10 days prior to grant date, and the number of shares issued was such that the fair value of the options of $452,986 is the equivalent of 6% of the loan amount drawn down. The warrants vested immediately and have a five year term, expiring on December 27, 2012.

Beginning January 1, 2008, the Company was required to make monthly interest payments, in arrears, on the outstanding principal of the loan at a fixed rate of 8.5% per annum. Monthly repayments of principal began on May 1, 2008. All amounts outstanding under the loan agreement are due in full by December 28, 2010. The loan is collateralized by substantially all of the Company’s assets other than, subject to certain limited exceptions, intellectual property. The Company can voluntarily prepay the loan in full, but not in part.

Borrowings are subject to certain financial covenants and restrictions on the Company’s ability to pledge its Intellectual Property as collateral to a third party or permit a third party to restrict its ability to pledge its intellectual property. Peplin and its subsidiaries (as guarantors) have pledged 100% of their equity. As of September 30, 2008, the Company was in compliance with all covenants. The carrying amount of assets that serve as collateral for borrowings totaled $21,961,185 at September 30, 2008.

Included in current and noncurrent other assets at September 30, 2008 is $1,065,895 related to costs incurred in connection with this loan agreement. These costs are being amortized to interest expense over the term of the loan agreement and such amortization totaled approximately $285,230 for the three month period ended September 30, 2008.

Future maturities of long-term debt are as follows as of September 30, 2008:

Within one year	$5,273,667
More than one year but less than two years	5,739,811
More than two years but less than three years	1,524,584

Total	$12,538,062

Peplin, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 6. Share-Based Payments

Peplin, Inc. Incentive Award Plan

The establishment of the Peplin, Inc. 2007 Incentive Award Plan (the “Incentive Plan”) was approved by special resolution of shareholders on October 1, 2007. All employees and directors of Peplin, Inc. and its subsidiaries and certain contractors are eligible to participate in the Incentive Plan upon nomination by the directors.

The Company did not grant any stock-based awards during the three months ended September 30, 2008. As at September 30, 2008 there were 820,533 options outstanding of which 473,320 options were exercisable.

Consulting agreements

During the three month period ended September 30, 2008 Michael Aldridge and Philip Moody resigned from the Company. Upon resignation both employees entered into a consulting arrangement with the Company. As the status of both employees changed from employee to non-employee, the accounting treatment will now be in accordance with Issue 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“Issue 96-18”) rather than SFAS 123R Accounting for Stock-Based Compensation (“SFAS 123R”).

Mr. Aldridge’s agreement provided for consulting services up until May 15, 2009 (or earlier should either party choose to terminate the agreement) and became effective on August 15, 2008. At the date of his resignation, Mr. Aldridge held 229,675 options which were treated as follows:

•	85,000 vested options issued under his original employment agreement are exercisable for a period of 270 days from the resignation, being May 12, 2009;

•	15,000 unvested options issued under his original employment agreement were forfeited on resignation;

•	39,950 vested options issued under the Incentive Plan are exercisable through the consulting period;

•	33,334 vested options issued under the Incentive Plan were cancelled on resignation;

•	16,666 unvested options issued under the Incentive Plan were forfeited on resignation; and

•	39,725 options issued under the Incentive Plan will continue to vest in accordance with the original option terms. All unvested options will be forfeited at the completion of the consultancy services.

Mr. Moody’s agreement provided for consulting services up until June 15, 2009 (or earlier should either party choose to terminate the agreement) and became effective on September 2, 2008. At the date of his resignation, Mr. Moody held 108,469 options which were treated as follows:

•	68,083 vested options are exercisable throughout the consulting period; and

•	40,386 unvested options were forfeited.

Peplin, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Stock based compensation

The fair value of all options granted to employees, directors and contractors were computed at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,
	2007	2008
Risk Free Interest Rate	6.23%	—
Expected Dividend Yield	0%	—
Expected Term	2.62 years	—
Expected Volatility	52%	—
Expected forfeiture	5.29%	—

The Black-Scholes option pricing model was developed for use in estimating the fair value of options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The expected term of the options used in the estimation of the fair value of non-traded options has been determined based on the mid point between the vesting date and the end of the contractual term. For those options issued prior to June 30, 2006, we have utilized an average volatility based on guideline companies within the biotechnology sector as there was insufficient company trading history to determine an accurate volatility rate. For options issued subsequent to June 30, 2006, through to the date of the Reorganization, we calculated expected volatility based on our own trading activity data. Upon the Reorganization, primarily due to our underlying security changing from an Australian ordinary share to U.S. common stock, we began to use U.S. risk-free interest rates and volatilities based on NASDAQ-listed peer companies within the biotechnology sector.

The stock based compensation expense has been recorded in the following captions of the consolidated statements of operations:

	Three Months Ended September 30,
	2007	2008
Research and development	$222,740	$202,028
Sales, general and administrative	161,381	(285,096)

Total	$384,121	$(83,068)

During the three months ended September 30, 2008, there was a total of $396,050 reversed out of sales, general and administrative expenses, comprised of $271,105 of compensation expenses related to forfeited options and $114,945 related to the cumulative compensation expense catch-up resulting from management’s revised option forfeiture estimation.

Peplin, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 7. Segment disclosures

The Company predominantly operates in one business segment. Its activities comprise of research and development of the therapeutic products for the treatment of cancers and other diseases. The Company operates in two geographical areas being Australia and the United States, and the Company’s assets are predominantly located in Australia.

Note 8. Fair value of financial instruments

SFAS 157 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an exit price. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on several factors, including the instruments’ complexity.

Beginning July 1, 2008, assets and liabilities recorded at fair value are categorized based upon the level of judgment associated with inputs used to measure their value. SFAS 157 defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market date for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities (cash and short-term deposits) measured at fair value on a recurring basis of September 30, 2008:

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and short-term deposits	$12,823,346	$12,823,346	$—	$—

Note 9. Subsequent Events

On October 23, 2008 the Company issued 3,980,259 shares of common stock at $6.05 per share, and warrants, with an exercise price of $7.86 and an expiration date of October 22, 2012, to purchase 1,326,753 shares of common stock, to raise $24,067,380 gross cash proceeds. As part of the agreement, for each three shares of common stock acquired, investors received a warrant to purchase one share of common stock. The total capital raising costs attributable to this issuance were $3,019,782.

Peplin, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Acquisition of Neosil, Inc.

Effective October 16, 2008, the Company acquired 100% of Neosil, Inc., (“Neosil”) a privately held, dermatology-focused company in an all stock transaction. The agreed purchase price of $6.7 million was settled with 819,378 shares of Peplin, Inc’s common stock. Following the close of the transaction, Neosil became the Company’s wholly-owned subsidiary. In addition to its primary asset, net cash of $6.7 million, Neosil also owns an intellectual property portfolio which comprises two early clinical stage development programs: the first, a hair growth stimulation technology with potential application in the treatment of hair loss and the second, a broad spectrum anti-microbial technology with potential application in the treatment of acne.

The Company determined the stock to be issued to the Neosil stockholders based on Neosil’s estimated fair value of $6.7 million. The number of shares was then calculated using the Company’s volume weighted average closing price of the Company’s CDIs on the ASX in the 10 day period ended June 9, 2008 (being the last business day before the merger agreement was signed and announced to ASX), multiplied by twenty (being the rate of conversion of CDIs to common stock) and multiplied by the prevailing USD/AUD exchange rate as of that date. The shares were issued on October 16, 2008 at a share price of $4.68 which was calculated as the closing price of the Company’s CDIs on the ASX on October 16, multiplied by twenty (being the rate of conversion of CDIs to common stock) and multiplied by the USD/AUD exchange rate as of that date.

The acquisition of Neosil, a development stage company, was accounted for as an acquisition of assets rather than as a business combination in accordance with the criteria outlined in EITF 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.” The results of operations of Neosil will be included in the Company’s financial statements from October 16, 2008.

The fair value of the tangible net assets acquired is as follows (in thousands):

At October 16, 2008
(‘000)
Cash	$6,633
Other receivables	23
Prepayments	50
Assumed liabilities	(46)

Total fair value of assets acquired, net of liabilities assumed	$6,660

Assumed liabilities includes accounts payable of $19,515 and accrued expenses of $26,665.

At this time, the Company has not allocated any value to the intellectual property portfolio as the ability of the Company to successfully commercialize these products is highly uncertain. It is expected to take a number of years to conduct the necessary studies to file for product approval with the FDA and there is no assurance that such studies will be successful.

The Company intends to use the net cash obtained from the acquisition to continue the development of its lead product candidates PEP005 (ingenol mebutate) Gel for AK and PEP005 (ingenol mebutate) Gel for BCC. The Company believes that Neosil’s proprietary technologies in hair loss and acne could enable it to expand its product pipeline in the future, although does not expect to commence further development of these programs before calendar year 2009.

PEPLIN, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not indicate future performance. Our forward-looking statements, which reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors,” herein and in the Registration Statement on Form 10 filed with the Securities Exchange Commission which became effective on October 30, 2008. As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the words, “we” “our” and “us” refer to Peplin, Inc. and its consolidated subsidiaries. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included in this report.

Overview

We are a development stage specialty pharmaceutical company focused on advancing and commercializing innovative medical dermatology products. We are currently developing PEP005 (ingenol mebutate), or PEP005, which is the first in a new class of compounds and is derived from Euphorbia peplus, or E. peplus, a rapidly growing, readily-available plant, commonly referred to as petty spurge or radium weed. The sap of E. peplus has a long history of traditional use for a variety of conditions, including the topical self-treatment of various skin disorders, such as skin cancer and pre-cancerous skin lesions. Our lead product candidate, for which we recently commenced a Phase III clinical trial, is a patient-applied topical gel containing PEP005, a compound the use of which we have patented for the treatment of actinic keratosis, or AK. AK is generally considered the most common pre-cancerous skin condition and typically appears on sun-exposed areas of the skin as small, rough, scaly patches. AK lesions may progress to a form of skin cancer called squamous cell carcinoma, or SCC. We believe that our lead product candidate, PEP005 Gel for AK, once developed and, if approved for commercialization by the appropriate regulatory authorities, could offer patients an effective and well-tolerated treatment alternative for AK with a short, two-to-three day application regimen that could be performed by the patient at home.

We are also developing a product candidate containing PEP005 for the treatment of superficial basal cell carcinoma, or superficial BCC. This product candidate is currently in Phase IIa clinical trials and is referred to as PEP005 Gel for BCC. BCC is the most commonly occurring cancerous skin tumor and can present itself in two forms, nodular BCC, which appears as a shiny bump or nodule that may be confused with a mole, and superficial BCC, which has a slightly raised, ulcerated or crusted surface. Our development of PEP005 Gel for BCC is at an earlier stage than that of PEP005 Gel for AK. However, we believe that this product candidate, once developed and, if approved for commercialization by the appropriate regulatory authorities, could offer patients an effective and well-tolerated treatment alternative for superficial BCC with a short, one or two day application regimen.

Prior to filing a new drug application, or NDA, for PEP005 Gel for AK, we will need to complete a series of clinical trials in two general anatomical areas, head, which comprises areas on the face or scalp, and non-head, which primarily comprises areas on the back of the hand, arm, shoulder and back. We expect this program will require at least two pivotal Phase III clinical trials comprising one Phase III clinical trial for non-head applications and one Phase III clinical trial for head applications, in each case together with supportive safety and other studies. After completing our PEP005-006 Phase IIb clinical trial, we submitted the results of the trial to the FDA and, upon review, the FDA stated that the trial was an adequate dose ranging trial of PEP005 Gel for AK in non-facial treatment locations. Subsequently, we submitted a request for a Special Protocol Assessment, or SPA, with the FDA for our initial Phase III clinical trial for non-head applications. In the SPA process, the FDA reviews the design, size and planned analysis of a Phase III clinical trial and provides comments regarding the trial’s adequacy to form a basis for marketing approval with respect to effectiveness, should the trial achieve its objectives. The FDA has indicated its agreement with the design, clinical endpoints and planned statistical analyses of our proposed Phase III clinical trial. The FDA’s agreement on the SPA is binding on it, except in limited circumstances, such as if a substantial scientific issue essential to determining the safety and effectiveness is identified after the trial is initiated.

We have called this Phase III clinical trial for non-head applications our REGION I clinical trial. We commenced the REGION I clinical trial in September 2008. We initiated a Phase IIb dose ranging clinical trial for head applications of PEP005 Gel for AK in June 2008. This Phase IIb clinical trial is intended to support the design of our subsequent Phase III clinical trial for head applications, which we plan to initiate in 2009. We expect to file a single NDA for applications to treat AK on both head and non-head treatment locations with the FDA by mid 2010, assuming a successful end-of-Phase II meeting with the FDA and the successful completion of our Phase III clinical program.

We operate our manufacturing facility for the drying, milling, extraction and purification of PEP005 in Southport, Queensland, Australia. Other activities relating to manufacturing are undertaken by various outside contractors. Currently, clinical batches are manufactured, packaged and labeled by a single third-party in the United Kingdom. The clinical supplies are then shipped to locations designated by us or our clinical research organization for use in trials. We believe we will need to increase our manufacturing capacity if any of our product candidates are approved for commercialization.

To date we have not generated any revenue from the sale of our products and have funded our operations primarily through the sale of equity securities, the entrance by Peplin Limited, our wholly-owned subsidiary, into a $15 million loan agreement and government grants. We have experienced net losses in each year since our inception. As of September 30, 2008, we had an accumulated deficit of $82.3 million. We expect our net losses to continue and to increase as the continued development of our PEP005 product candidates will require significant additional expenditures for a variety of activities, including continued preclinical studies, clinical trials, research and development, manufacturing development and regulatory approvals. We do not expect to generate revenue from the sale of our products until one or more of our product candidates is approved for sale by the FDA, which we do not expect to occur prior to 2010. We cannot assure you that any of our product candidates will obtain FDA approval in a timely manner, or at all. Our product candidates are based on an untested new chemical entity with a novel mode of action. We may not obtain regulatory approval for many reasons, including, among others:

•	our inability to complete our ongoing and planned clinical trials in a timely manner;

•	the results of our clinical trials may not effectively demonstrate the safety and efficacy of our product candidates;

•	the data from our clinical trials may not support an NDA;

•	the FDA may disagree with the results of our clinical trials; or

•	the FDA may change its approval policies and procedures.

If we are unable to obtain regulatory approval of any of our product candidates, we will be unable to generate revenue and may never become profitable.

We were formed for the purpose of reorganizing our former parent company, Peplin Limited, into the United States. Peplin Limited, formerly known as Peplin Biotech Ltd., was formed in 1999 as an Australian company. On October 16, 2007, we acquired all the outstanding shares of Peplin Limited pursuant to a Scheme of Arrangement. We refer to this transaction as the Reorganization. Following the Reorganization, Peplin Limited became our wholly-owned subsidiary and our business and operations consisted solely of the business and operations of Peplin Limited.

Fiscal Year

We report results of our operations on a fiscal year basis ending on June 30 of each year. For presentation purposes, we refer in this Form 10-Q and the accompanying financial information to a fiscal year end for each year of June 30.

Critical Accounting Estimates and Judgments

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to development costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making assumptions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies are critical to the process of making significant estimates and judgments in preparation of our financial statements.

Revenue Recognition

We apply the revenue recognition criteria outlined in Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition and Emerging Issues Task Force, or EITF, Issue 00-21, Revenue Arrangements with Multiple Deliverables. In applying these revenue recognition criteria, we consider a variety of factors in determining the appropriate method of revenue recognition under our revenue arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract.

Government Grant Income

Government grants, which support our research efforts in specific projects, generally provide for reimbursement of approved costs incurred. Grant receipts are recognized by us as other income when research and development expenditures to which the particular grant relates have been incurred.

In 2006, we were awarded a research grant under the Australian Government’s Pharmaceuticals Partnerships Program, or P3 program. Under the terms of the P3 program, we received grant proceeds in arrears. Where qualifying expenses have been incurred and grant proceeds not yet received, a receivable for grant income is recorded in the balance sheet. There are no unfulfilled conditions or contingencies attaching to this grant nor are there any repayment provisions.

Stock-Based Compensation

We account for stock-based employee compensation arrangements using the fair value based method as prescribed in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123R, Accounting for Stock Based Compensation (revised 2004). We have recently adopted SFAS No. 123R and applied the measurement and valuation provisions to all stock options granted since our inception. Stock based compensation cost for employees is measured at the grant date, based on the fair value of the award and is recognized as an expense over the period awards are expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

Options granted to consultants and other non-employees are accounted for in accordance with EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Connection with Selling, Goods or Services (“Issue 96-18”). Compensation cost for stock options granted to non-employees is measured at the earlier of the date at which the commitment for performance by the consultant or non-employee to earn the equity instrument is reached or the date at which the consultant’s or non-employee’s performance is complete. The fair value of stock options as calculated using a Black Scholes valuation model and are expensed over the performance period and are subject to remeasurement over their vesting terms.

The Black-Scholes option pricing model was developed for use in estimating the fair value of options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The expected term of the options used in the estimation of the fair value of non-traded options has been determined based on the mid point between the vesting date and the end of the contractual term. For those options issued prior to June 30, 2006, we have utilized an average volatility based on guideline companies within the biotechnology sector as there was insufficient company trading history to determine an accurate volatility rate. For options issued subsequent to June 30, 2006, through to the date of the Reorganization, we calculated expected volatility based on our own trading activity data. Upon the Reorganization, primarily due to our underlying security changing from an Australian ordinary share to U.S. common stock, we began to use U.S. risk-free interest rates and volatilities based on NASDAQ-listed peer companies within the biotechnology sector.

Income Tax

We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, or SFAS No. 109. SFAS No. 109 requires recognition of deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in the income statement in the period that it includes the enactment date. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will be not realized.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) on July 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Financial Overview

Revenue

From our inception to September 30, 2008, our revenue consisted of $5.8 million in license fees received under a license and collaboration agreement with Allergan entered into in November 2002. License fees included a non-refundable upfront payment, quarterly installment payments and milestone payments based on achieving certain predefined milestones. Upon receipt, all such payments, including the milestone payments which we deemed to be inseparable from the overall license fee, were recorded as deferred license fee income and were recognized as revenue ratably over the term of the license. The agreement was cancelled in October 2004 and Allergan, Inc. paid a fee of $1.3 million which was recognized as revenue. At that time, all amounts previously recorded as deferred income that had not been recognized were recognized as revenue. We have earned no revenue since the year ended June 30, 2005.

Research and Development Expenses

Our research and development expenses primarily consist of expenses related to the development of products containing PEP005, including preclinical studies, toxicology, clinical trials, regulatory expenses and manufacturing materials used in clinical trials and other trials. We also incur significant expenses to operate our clinical trials including trial design, clinical site reimbursement, data management and associated travel expenses. Our research and development expenses also include fees for design services, contractors and materials, expenses associated with clinical trial materials and employee compensation, including stock-based compensation. Our license and collaboration agreement with Allergan also provided for Allergan to reimburse us for a portion of the costs of research and development activities performed by us. These amounts were recorded in research and development expense as income.

Sales, General and Administrative

Our general and administrative expenses primarily consist of compensation for our executive, commercial, financial, and administrative personnel, including stock-based compensation, as well as compensation for our board of directors. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, patent related costs and professional fees for legal, consulting and accounting services.

Other Income (Expense)

Total other income consists of grants received from the Australian Government under a number of grant arrangements including its R&D START program and its P3 program. Our most recent R&D START grant completed in August 2004. Total income to-date recognized under the R&D START grants was $2.1 million. The amount recognized under the P3 program from inception to September 30, 2008 was $2.2 million. Total other income also consists of interest income earned on our cash and cash equivalents and short-term deposits, as well as interest expense incurred on our loan with GE.

Income Taxes

Since inception, we have incurred operating losses and, accordingly, have not recorded a provision or benefit for income taxes for any of the periods presented.

As of June 30, 2008, we had net operating loss carry-forwards of $31.1 million. The majority of these net operating loss and tax credit carryforwards were incurred in Australia and will carry forward subject to the satisfaction of either a continuity of ownership or business test as applied in that country. Utilization of net operating loss carryforwards may be subject to annual limitation due to Australian Tax Office requirements that are applicable if we experience an “ownership change” that may occur, for example, as a result of this offering aggregated with certain other sales of our stock before or after this offering. Due to our lack of earnings history, realization of these deferred tax assets is not more likely than not, therefore the deferred tax assets have been fully offset by a valuation allowance.

Results of Operations

Our functional currency for accounting purposes is the Australian dollar. However, our reporting currency is the U.S. dollar. As a result, in preparing our financial statements for purposes of this quarterly report, and going forward in our annual and quarterly reports, we must convert the amounts recorded in our functional currency to our reporting currency. For revenues and expenses reported during any period, we use the average foreign currency exchange rate during that period. For assets and liabilities, we use the foreign currency exchange rate as of the end of such period. Given the fluctuations in foreign currency exchange rates, we may experience changes in reported amounts from period to period that occur primarily as a result of these fluctuations and that are not reflective of actual changes in our business or operations.

Comparison of Three Months Ended September 30, 2007 and 2008

Revenue. We recorded no revenue for the three months ended September 30, 2007 and 2008.

Research and Development Expenses. Research and development expenses increased 68% from $3.7 million in the three months ended September 30, 2007 to $6.1 million in the three months ended September 30, 2008. The increase in the three months ended September 30, 2008 was due primarily to the establishment of medical affairs and regulatory affairs in our U.S. office and increased activity in these areas. We expect research and development expenses to continue to increase as we devote substantial resources to research and development to support the continued development of our product candidates, including the commencement of our Phase III clinical trial program for PEP005 Topical for AK, which includes a Phase IIb clinical trial.

Research and development expenses represented 66% of total operating expenses for the three months ended September 30, 2007 and 61% for the three months ended September 30, 2008.

We announced commencement of our Phase III clinical trial for non-head applications of PEP005 Topical for AK in September 2008.

Sales, General and Administrative Expenses. Sales, general and administrative expenses increased 191% from $1.4 million in the three months ended September 30, 2007 to $4.0 million in the three months ended September 30, 2008. We have expanded our legal, commercial and accounting staff, added infrastructure and incurred additional costs in preparation for operating as a U.S. public company, including directors’ and officers’ insurance, investor relations programs, increased director fees and increased professional fees. Due to the focus on core products and expanded timelines, there has been a small decrease in professional and consulting fees. We expect this to increase in future as the commercial, sales and marketing functions become more of a focus for the company.

We expect that our general and administrative expenses will increase in absolute dollar amounts as we continue our efforts to expand our infrastructure and as we incur additional costs related to operating as a U.S. company.

Other Income (Expense). We had total other income of $0.9 million for the three months ended September 30, 2007 and total other expense of $0.1 million for the three months ended September 30, 2008. We received $0.7 million and $0.2 million related to government grants during the three months ended September 30, 2007 and 2008, respectively. We also incurred $0.6 million in interest expense in 2008 on our loan from GE, which did not exist at September 30, 2007.

Liquidity and Capital Resources

Since inception through September 30, 2008, we have financed our operations primarily through placements of equity securities, receiving aggregate net proceeds from such placements totaling $75.6 million, the entrance by Peplin Limited, our wholly-owned subsidiary, into a $15 million loan agreement and income primarily from Allergan totaling $5.8 million and from Australian Government grants totaling $4.5 million. As of September 30, 2008, we had $12.8 million in cash and cash equivalents. Our cash and cash equivalents are held in a variety of interest bearing instruments, including term deposits with high credit rated Australian banks. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation.

Net cash used in operating activities was $5.6 million and $10.1 million in the three months ended September 30, 2007 and 2008, respectively. The net cash used in each of these periods primarily reflects net loss for these periods, offset in part by depreciation, non-cash stock-based compensation and non-cash changes in operating assets and liabilities.

Net cash used in investing activities was $0.3 million, and $0.1 million in the three months ended September 30, 2007 and 2008, respectively. Investing activities consist primarily of plant and equipment purchases. We expect to continue to make investments in the purchase of property and equipment to support our expanding operations.

Net cash provided by financing activities was $11.0 million in the three months ended September 30, 2007, compared to net cash used in financing activities of $1.6 million in the three months ended September 30, 2008. Financing activities consist primarily of proceeds from the sale of our shares. For the three months ended September 30, 2008 the primary cost of financing activities was the repayment of borrowings in relation to the $15 million loan agreement entered into by Peplin Limited, our wholly-owned subsidiary.

On December 28, 2007, Peplin Limited, our wholly-owned subsidiary, entered into a $15.0 million loan agreement with GE, as agent for the lenders party thereto. As of that date, we have paid to GE non-refundable fees and interest totaling $337,500. The loan agreement is guaranteed by Peplin, Inc. and each of the subsidiaries of Peplin Limited. The loan agreement fully amortizes over a series of thirty-six monthly payments. Under the loan agreement, we are required to make three monthly payments of interest only, followed by thirty-three monthly payments of principal and interest. Interest accrues on amounts outstanding under the agreement at a fixed per annum rate of 8.50%. The loan is secured by a first-priority security interest in all of our assets (other than intellectual property), including the shares of outstanding capital stock, or other equity interests, of each of our subsidiaries. In addition, we are prohibited from incurring any liens, claims or encumbrances of any kind on our intellectual property, subject to certain exceptions contained in the loan agreement. Amounts prepaid under the loan agreement are not subject to a prepayment fee. In addition, upon repayment of the amounts borrowed for any reason, we will be required to pay a completion fee equal to $600,000. Under the terms of the agreement, we are subject to operational covenants, including limitations on our ability to incur liens or additional debt, make dispositions, pay dividends, redeem our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions and transactions with affiliates, among other restrictions. As of September 30, 2008, we were in compliance with all covenants. In addition, in consideration for this financing, we granted GE Capital Equity Investments, Inc. and Oxford Finance Corporation warrants to purchase 39,325 shares and 19,662 shares, respectively, of our common stock at an exercise price of $15.26 per share. These warrants were immediately exercisable and will expire on December 28, 2012.

Effective October 16, 2008, we acquired 100% of Neosil, Inc., a privately held, dermatology-focused company in an all stock transaction. The agreed purchase price of $6.7 million, which was based on the minimum cash balance required to be in Neosil at the closing, was paid with 819,378 shares of our common stock.

On October 23, 2008, we issued 3,980,259 shares of common stock at $6.05, and warrants to purchase 1,326,753 shares of common stock, to raise $24,067,380 cash. As part of the agreement, for each three shares of common stock acquired, investors received a warrant to purchase one share of common stock. The agreement was approved by our stockholders on October 6, 2008. We incurred total transaction costs of $3,019,782.

We believe that our current cash and cash equivalents, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. Our forecast of the period of time that our financial resources will be adequate to support operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in Part II, Item 1A, “Risk Factors,” herein and in the Registration Statement on Form 10 filed with the Securities and Exchange Commission which became effective on October 30, 2008. In light of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including:

•	the scope, results, rate of progress, timing and costs of preclinical studies and clinical trials and other development activities;

•	the costs and timing of seeking and obtaining regulatory approvals;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs of developing our sales and marketing capabilities and establishing distribution capabilities;

•	the costs of securing coverage, payment and reimbursement of our product candidates, if any of our product candidates receive regulatory approval;

•	the effects of competing clinical, technological and market developments; and

•	the terms, timing and cash requirements of any future acquisitions, collaborative arrangements, licensing of product candidates or investing in businesses, product candidates and technologies.

We may need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and other operations. We may seek to raise additional funds through public or private equity or debt financing, strategic partnerships or other arrangements. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants similar to, or more onerous than, the covenants contained in our loan agreement. If we raise funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business and operating results.

Contractual Obligations and Commitments

Our future contractual obligations at June 30, 2008 were as follows:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Long-term debit obligations (1)	$13,776	$5,163	$8,613	$—	$—
Research and development expenditure (2)	8,692	7,982	710	—	—
Operating lease obligations	1,830	581	1,222	27	—
Interest obligations on long-term debt	1564	973	591	—	—
General and administration	169	169	—	—	—

Total	$26,031	$14,868	$11,136	$27	$—

(1)	In December 2007, Peplin Limited, our wholly-owned subsidiary, entered into a $15 million loan agreement with GE, as agent for the lenders party thereto.

(2)	Represents commitments under clinical trial agreements, preclinical research studies and development obligations.

As of September 30, 2008, there were no material changes to our contractual obligations set forth above.

On October 7, 2004, we entered into a termination and settlement agreement with Allergan in order to terminate the license and collaboration agreement entered into with Allergan in November 2002. Pursuant to the terms of the termination agreement, Allergan paid us $1.3 million in satisfaction of its outstanding obligations under the license and collaboration agreement and retained no residual rights to PEP005. Furthermore, should we relicense PEP005 in a topical formulation to another party, we agree to pay Allergan 25% of any license or similar fees we receive prior to the commercialization of such PEP005 product, subject to a cap of $3.0 million, and 25% of royalties and similar revenue we receive following the commercialization of the product subject to a cap of $4.0 million; however, the combination of pre-commercialization license fees and post-commercialization royalties will not exceed $4.0 million. Alternatively, if we or our affiliates sell PEP005 in a topical formulation for specified indications in the United States, Canada, Mexico and certain other countries, we will pay Allergan up to $4.0 million by way of a 10% royalty on net sales. In no event will our total payments to Allergan under the termination agreement exceed $4.0 million.

Off Balance Sheet Arrangements

We have not engaged in off balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Our exposure to market risk is confined to our cash and cash equivalents, which have maturities of less than three months. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents. As of September 30, 2008, we had cash and cash equivalents of $12.8 million. Because of the short-term maturities of our cash equivalents, we do not believe that an increase in market rates would have any negative impact on the realized value of our cash equivalents.

Currently, we are exposed to foreign exchange risk, particularly with the U.S. dollar, Australian dollar and the British pound, as a result of certain research and development activities that are undertaken internationally and our U.S. denominated debt under our loan agreement. It is our policy to minimize the use of financial derivatives and achieve risk mitigation through natural hedges. These natural hedges include the maintenance of U.S. dollar and Australian dollar bank accounts and deposits to primarily facilitate the payment of research and development activities. In addition we attempt to denominate contracts in Australian dollars whenever possible, regardless of the country in which work will be performed. Because our functional currency is the Australian dollar, our reported financial results are subject to fluctuation resulting from changes in the Australian dollar to U.S. dollar exchange rate.

Item 4.	Controls and Procedures

Not applicable. See Item 4T below.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15(b). On October 31, 2008, we filed certain financial information with the Australian Securities Exchange, or the ASX, as required by the listing standards of the ASX. We inadvertently failed to file a Current Report on Form 8-K containing that information in a timely manner. Based solely on that occurrence, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of the period covered by this report were not effective to ensure that information required to be disclosed by the Company in current reports filed with the Securities and Exchange Commission is reported within the required time periods. We are implementing additional disclosure controls and procedures that are designed to address the timely filings of current reports in future periods.

Changes in Internal Control Over Financial Reporting

In connection with our September 30, 2008 quarterly financial statement filing, we, together with our independent registered public accounting firm, identified a material weakness in our internal control over our period end close process and specifically the accrual processes. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. Our management and independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting during such periods in accordance with the provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. Had we and our internal registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional control deficiencies may have been identified by management or our independent registered public accounting firm, and those control deficiencies could have also represented one or more material weaknesses.

The material weakness related to our period end close process and specifically the accrual process, and resulted in the recording of a material adjustment for the three month period ended September 30, 2008. We are currently taking steps to remediate the material weakness including engaging our independent registered public accounting firm to review and test our current internal controls and provide recommendations for improvements to our current internal controls processes, providing additional training to existing personnel and improving internal review processes regarding accruals and the period end close process.

We are not yet required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. At the end of the fiscal year ending June 30, 2010, Section 404 will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm will be required to report on the effectiveness of internal control over financial reporting. We are in the process of performing the information system and process documentation, and evaluation and testing required for management to make this assessment and for our independent registered public accounting firm to provide their attestation report. We have not completed this process or the assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The risk factor below updates and supplements the risk factors previously disclosed by us in Item 1A of the Second Amendment to our Registration Statement on Form 10 filed on October 27, 2008.

If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.

In connection with our September 30, 2008 quarterly filing, we, together with our independent registered public accounting firm, identified a material weakness in our internal controls over financial reporting. A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or deterred. Our management and independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting during such periods in accordance with the provisions of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act. Had we and our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional control deficiencies may have been identified by management or our independent registered public accounting firm, and those control deficiencies could have also represented one or more material weaknesses.

The material weakness related to our period end close process and specifically the accrual process and resulted in the recording of a material adjustment in the three month period ending September 30, 2008.

We are currently taking remedial measures to improve the effectiveness of our internal controls, including engaging our independent registered public accounting firm to review and test our current internal controls and provide recommendations for improvements to these internal controls processes, providing additional training to existing personnel and improving internal review processes regarding accruals and the period end close process.

We plan to continue to assess our internal controls and procedures and intend to take further action as necessary or appropriate to address any other matters we identify, including to effect compliance with Section 404 of the Sarbanes-Oxley Act of 2002 when we are required to make an assessment of our internal controls under Section 404 which is anticipated to be for fiscal 2010.

The existence of a material weakness is an indication that there is a more than remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period while that material weakness continues to exist. The process of designing and implementing effective internal controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures taken to date or to be taken in the future will remediate the material weakness noted by our independent public accounting firm or that we will implement and maintain adequate controls over our financial processes in the future. In addition, we cannot assure you that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

        The standards required for a Section 404 analysis under the Sarbanes-Oxley Act of 2002 are significantly more stringent than those for a similar analysis for non-public companies. These more stringent standards require that our audit committee be advised and regularly updated on management’s review of internal controls. Our management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that will be applicable to us as a public company. If we are not able to timely remedy the material weakness identified in connection with our interim quarterly review, or if we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, management may not be able to assess that its internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could result in a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we fail to develop and maintain effective controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner or otherwise comply with the standards applicable to us as a public company. Any failure by us to timely provide the required financial information could materially and adversely impact our financial condition and the market value of our securities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On October 16, 2008 the Company issued 819,378 shares of its common stock for the acquisition of Neosil, Inc., a privately-held dermatology-focused company. The number of shares issued was based on Neosil’s estimated fair value of $6.7 million using the Company’s volume weighted average CDI closing price on the ASX in the 10 day trading period ended June 9, 2008 (the date that the merger agreement was signed). The shares issued in the acquisition were exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

On October 23, 2008 the Company issued 3,980,259 shares of its common stock at $6.05, and warrants to purchase 1,326,753 shares of common stock, to raise $24,067,380 cash. As part of the agreement, for each three shares of common stock acquired, investors received a warrant to purchase one share of common stock. The agreement was approved by shareholders on October 6, 2008. The shares and warrants issued in the private placement were exempt from registration under the Securities Act pursuant to Regulation S and Section 4(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submissions of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

10.1†	2007 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to Peplin Inc.’s Form 10 filed with the SEC on September 12, 2008)

10.2†	Amendment to the 2007 Incentive Award Plan

10.3†	Amendment No. 2 to the 2007 Incentive Award Plan

10.4†	Separation Agreement between Peplin, Inc. and Michael Aldridge, dated August 15, 2008 (incorporated by reference to Exhibit 10.6 to Peplin, Inc.’s Form 10 filed with the SEC on September 12, 2008)

10.5†	Separation Agreement between Peplin, Inc. and Philip Moody, dated September 2, 2008 (incorporated by reference to Exhibit 10.7 to Peplin, Inc.’s Form 10/A filed with the SEC on October 17, 2008)

10.6†	Employment Agreement between Peplin, Inc. and Eugene Bauer, MD, dated August 18, 2008 (incorporated by reference to Exhibit 10.15 to Peplin, Inc.’s Form 10 filed with the SEC on September 12, 2008)

10.7†	Employment Agreement between Peplin, Inc. and Thomas Wiggans, dated August 15, 2008 (incorporated by reference to Exhibit 10.16 to Peplin, Inc.’s Form 10 filed with the SEC on September 12, 2008)

10.8	Stock Subscription and Registration Rights Agreement, dated August 18, 2008, by and among Peplin, Inc. and the investors named therein (incorporated by reference to Exhibit 10.29 to Peplin, Inc.’s Form 10 filed with the SEC on September 12, 2008)

21.1	Subsidiaries of Peplin, Inc.

31.1	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238

†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peplin, Inc.

Dated: December 1, 2008	By:	/s/ Thomas Wiggans
Thomas Wiggans Chief Executive Officer

Dated: December 1, 2008	By:	/s/ David J.B. Smith
David J.B. Smith Chief Financial Officer, Vice President Finance & Operations

EXHIBIT INDEX

Exhibit No.	Description

10.1†	2007 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to Peplin Inc.’s Form 10 filed with the SEC on September 12, 2008)

10.2†	Amendment to the 2007 Incentive Award Plan

10.3†	Amendment No. 2 to the 2007 Incentive Award Plan

10.4†	Separation Agreement between Peplin, Inc. and Michael Aldridge, dated August 15, 2008 (incorporated by reference to Exhibit 10.6 to Peplin, Inc.’s Form 10 filed with the SEC on September 12, 2008)

10.5†	Separation Agreement between Peplin, Inc. and Philip Moody, dated September 2, 2008 (incorporated by reference to Exhibit 10.7 to Peplin, Inc.’s Form 10/A filed with the SEC on October 17, 2008)

10.6†	Employment Agreement between Peplin, Inc. and Eugene Bauer, MD, dated August 18, 2008 (incorporated by reference to Exhibit 10.15 to Peplin, Inc.’s Form 10 filed with the SEC on September 12, 2008)

10.7†	Employment Agreement between Peplin, Inc. and Thomas Wiggans, dated August 15, 2008 (incorporated by reference to Exhibit 10.16 to Peplin, Inc.’s Form 10 filed with the SEC on September 12, 2008)

10.8	Stock Subscription and Registration Rights Agreement, dated August 18, 2008, by and among Peplin, Inc. and the investors named therein (incorporated by reference to Exhibit 10.29 to Peplin, Inc.’s Form 10 filed with the SEC on September 12, 2008)

21.1	Subsidiaries of Peplin, Inc.

31.1	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238

†	Management contract or compensatory plan or arrangement