Form 10-Q
period 2009-03-31
PEPLIN INC
filed 2009-05-15
CIK 1408808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of May 13, 2009, there were 15,141,121 shares of common stock outstanding.

PEPLIN, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009

INDEX

PART I — FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Condensed Consolidated Balance Sheets — March 31, 2009 (unaudited) and June 30, 2008	1

Condensed Consolidated Statements of Operations (unaudited) — Three Months Ended March 31, 2009 and March 31, 2008, and Nine Months Ended March 31, 2009 and March 31, 2008	3

Condensed Consolidated Statements of Cash Flows (unaudited) — Three Months Ended March 31, 2009 and March 31, 2008, and Nine Months Ended March 31, 2009 and March 31, 2008	4

Notes to Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosure About Market Risk	23

Item 4. Controls and Procedures	23

Item 4T. Controls and Procedures	23

PART II — OTHER INFORMATION	25

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3. Defaults Upon Senior Securities	26

Item 4. Submissions of Matters to a Vote of Security Holders	26

Item 5. Other Information	26

Item 6. Exhibits	26

Signatures	27

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Peplin, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	March 31, 2009 (unaudited)	June 30, 2008
Assets:
Current assets:
Cash and cash equivalents	$26,123,029	$25,230,533
Available-for-sale securities	—	—
Grant income receivable	91,190	169,776
Interest receivable	55,190	131,443
Prepaid expenses	718,382	778,923
Deferred costs	—	4,655,836
Other current assets	514,026	982,400

Total current assets	27,501,817	31,948,911

Non-current assets:
Restricted cash	321,859	390,698
Lease deposits	196,821	176,170
Plant and equipment – net	2,058,553	2,824,111
Other non-current assets	113,685	629,206

Total non-current assets	2,690,918	4,020,185

Total assets	$30,192,735	$35,969,096

Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$1,267,198	$1,282,542
Accrued research and development	2,575,418	2,024,704
Accrued employee benefits and payroll taxes	683,115	779,621
Notes payable	5,501,805	5,163,171
Other accrued expenses	818,123	1,168,397

Total current liabilities	10,845,659	10,418,435

Non-current liabilities:
Accrued employee benefits and payroll taxes	63,023	48,491
Asset retirement obligation	56,982	74,504
Notes payable	4,457,520	8,612,934
Debt completion fee payable	600,000	600,000

Total liabilities	16,023,184	19,754,364

Peplin, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	March 31, 2009 (unaudited)	June 30, 2008
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2009 and June 30, 2008, respectively	—	—
Common stock, $0.001 par value: 100,000,000 shares authorized, 15,141,121 and 10,341,484 issued and outstanding at March 31, 2009 and June 30, 2008, respectively	107,311,064	80,744,288
Class B Common stock, $0.001 par value: 1 share authorized, no shares issued and outstanding at March 31, 2009 and June 30, 2008, respectively	—	—
Additional paid-in capital	2,812,200	—
Deficit accumulated during development stage	(102,114,025)	(72,062,843)
Accumulated other comprehensive income	6,160,312	7,533,287

Total stockholders’ equity	14,169,551	16,214,732

Total liabilities and stockholders’ equity	$30,192,735	$35,969,096

See accompanying notes to consolidated financial statements.

Peplin, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,		For the period from inception (December 7, 1999) to March 31, 2009
	2008	2009	2008	2009
License fee revenues	$—	$—	$—	$—	$5,770,510

Cost of operations:
Research and development	4,661,449	4,388,643	14,146,116	16,382,082	82,250,540
Sales, general and administrative	1,773,551	2,646,048	5,825,399	13,213,040	33,061,507

Total cost of operations	6,435,000	7,034,691	19,971,515	29,595,122	115,312,047

Loss from operations	(6,435,000)	(7,034,691)	(19,971,515)	(29,595,122)	(109,541,537)

Other income (expense):
Interest income	454,613	123,782	1,164,482	532,514	5,117,544
Interest expense	(601,906)	(392,432)	(628,901)	(1,404,547)	(2,643,902)
Grant income	393,406	92,726	1,188,909	402,024	4,721,158
Other income	40,027	8,245	40,731	15,683	255,032

Total other income (expense)	286,140	(167,679)	1,765,221	(454,326)	7,449,832

Net loss before income tax expense	(6,148,860)	(7,202,370)	(18,206,294)	(30,049,448)	(102,091,705)
Income tax expense	33,901	—	(19,945)	(1,734)	(22,320)

Net loss	$(6,114,959)	$(7,202,370)	$(18,226,239)	$(30,051,182)	$(102,114,025)

Net loss per share – basic and diluted	$(0.59)	$(0.48)	$(1.82)	$(2.29)

Weighted average common stock outstanding used in calculation of net loss per share – basic and diluted	10,341,484	15,141,121	10,016,038	13,147,608

See accompanying notes to consolidated financial statements.

Peplin, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,		For the Period from inception (December 7, 1999) to March 31, 2009
	2008	2009	2008	2009
Operating activities:
Net loss	$(6,114,959)	$(7,202,370)	$(18,226,239)	$(30,051,182)	$(102,114,025)
Non-cash items:
Depreciation and amortization	136,244	133,560	359,823	455,942	1,600,796
Amortization of borrowing costs	285,218	219,901	293,594	692,071	1,271,815
Loss (profit) on sale of plant and equipment	(6,898)	1,009	(157)	72,233	161,086
Stock-based compensation	909,017	935,090	1,854,699	1,786,216	6,834,497
Other non-cash items	(54,679)	(337,256)	(40,024)	6,085,162	6,201,040
Impairment of patents	—	—	—	—	354,589
Interest paid reclassified as financing cash flow	309,252	223,468	319,798	756,746	1,367,837
Changes in operating assets and liabilities:
Receivables and other assets	(3,459,203)	85,685	(4,116,777)	(296,110)	(4,333,133)
Prepaid expenses	2,003,129	(74,716)	(461,017)	(68,861)	(1,102,532)
Lease deposits	—	—	(17,518)	—	(181,041)
Payables and other accruals	(1,007,805)	224,248	(897,870)	1,000,360	4,576,723
Accrued employee benefits	57,273	(108,372)	200,870	(57,625)	294,231
Deferred license fee income	—	—	—	—	(467,185)
Other	—	—	—	—	115,950

Net cash used in operating activities	(6,943,411)	(5,899,753)	(20,730,818)	(19,625,048)	(85,419,352)

Investing activities:
Proceeds from sale of plant and equipment	5,680	—	7,264	889	41,328
Purchase of plant and equipment	(315,119)	(140,292)	(755,282)	(385,036)	(3,641,277)
Cash received on acquisition of Neosil	—	—	—	4,389,740	4,389,740
Payments for short term investments	—	—	—	—	(2,988,967)
Proceeds from short term investments	—	—	—	—	2,988,967
Proceeds on maturity of available-for-sale securities	—	1,640,608	—	2,220,989	2,220,989
Payments for intangible assets	—	—	—	—	(205,321)

Net cash used in investing activities	(309,439)	1,500,316	(748,018)	6,226,582	2,805,459

Peplin, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (continued)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,		For the Period from inception (December 7, 1999) to March 31, 2009
	2008	2009	2008	2009
Financing activities:
Proceeds from share issues	—	—	17,051,445	24,067,380	104,458,294
Proceeds from exercise of options	—	—	9,746	—	176,816
Share issue costs	(5,719)	—	(542,531)	—	(4,774,188)
Restricted deposits	—	—	(40,524)	—	(318,462)
Payments for shares repurchased	—	—	—	—	(1,199,484)
Proceeds from cancellation of shares due to reorganization	—	—	76,572	—	77,895
Payment for cancellation of shares due to reorganization	(57,533)	—	(56,555)	(20,020)	(77,895)
Proceeds from borrowings	—	—	14,529,956	—	15,193,968
Borrowing costs paid	(419,296)	(223,468)	(1,012,484)	(779,061)	(2,354,795)
Repayments on borrowings	—	(1,303,172)	—	(3,864,538)	(5,298,389)

Net cash provided by (used in) financing activities	(482,548)	(1,526,640)	30,015,625	19,403,761	105,883,760

Effect of exchange rate on cash and cash equivalents	1,137,091	(58,202)	2,652,389	(5,112,799)	2,853,162

Net increase (decrease) in cash and cash equivalents	6,598,307	(5,984,279)	11,189,178	892,496	26,123,029
Cash and cash equivalents at beginning of period	38,033,445	32,107,308	20,245,960	25,230,533	—

Cash and cash equivalents at end of period	$31,435,138	$26,123,029	$31,435,138	$26,123,029	$26,123,029

See accompanying notes to consolidated financial statements.

Peplin, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Summary of significant accounting policies

Organization and nature of operations

Peplin, Inc. (“Peplin” or the “Company”) is a development stage specialty pharmaceutical company focused on advancing and commercializing innovative medical dermatology products. The Company is currently developing PEP005 (ingenol mebutate) Gel, or PEP005 Gel, which is the first in a new class of compounds that are naturally occurring and have the potential to treat cancers and pre-cancerous skin lesions. The Company’s lead product candidate, for which it recently commenced a Phase III clinical trial, is a patient-applied topical gel containing PEP005, a compound the use of which the Company has patented for the treatment of actinic keratosis, or AK. The Company’s other product candidate is a physician-applied topical gel for the treatment of superficial basal cell carcinoma, or superficial BCC, PEP005 (ingenol mebutate) Gel for BCC. The active compound in each product is a small molecule extracted and purified from the sap of euphorbia peplus, a rapidly growing, readily available plant.

Peplin was formed for the purpose of reorganizing its corporate structure. On October 16, 2007, Peplin acquired all the outstanding ordinary shares of Peplin Limited pursuant to a Scheme of Arrangement. This transaction is referred to as the Reorganization. Prior to the closing of the Reorganization, Peplin had no business or operations and following the closing of the Reorganization, Peplin’s business and operations consist solely of the business and operations of Peplin Limited and Peplin’s other subsidiaries.

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

The accompanying unaudited balance sheet as of March 31, 2009, unaudited statements of operations for the three and nine month periods ended March 31, 2008 and 2009, and unaudited statements of cash flows for the three and nine month periods ended March 31, 2008 and 2009 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three and nine month periods ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009 or any other period, although the Company expects to continue to incur substantial losses for the next several years. The Company plans to continue to finance its operations through proceeds from the sale of its equity securities or the incurrence of debt. The accompanying financial statements have been prepared assuming the Company will continue as a going concern and have been presented on a basis that contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

These financial statements and notes should be read in conjunction with the financial statements for the year ended June 30, 2008 included in the Company’s Registration Statement on Form 10. The accompanying balance sheet as of June 30, 2008 has been derived from audited financial statements at that date.

Translation of Foreign Currencies

Effective October 1, 2008 the functional currency of the Company changed from Australian dollars to U.S. dollars. The change was made prospectively, in accordance with SFAS No. 52, Foreign Currency Translation, and was determined based on the significant changes in economic facts and circumstances of the parent entity that occurred in October 2008.

Principles of consolidation

The financial statements include the accounts of Peplin, Inc. and its wholly-owned subsidiaries, Peplin Limited, Peplin Unit Trust, Peplin Research Pty Ltd, Peplin Operations Pty Ltd, Peplin Biolipids Pty Ltd, Peplin Operations USA, Inc., Neosil, Inc. and Peplin Ireland Ltd. All inter-company balances and transactions have been eliminated on consolidation.

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

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements using the fair value based method as prescribed in accordance with the provisions of SFAS No. 123R, Accounting for Stock Based Compensation (revised 2004) (“SFAS 123R”). The Company has applied the measurement and valuation provisions of SFAS 123R for all stock options granted since the Company’s inception. Stock based compensation cost for employees is measured at the grant date, based on the fair value of the award and is recognized as an expense over the period awards are expected to vest. Under the provisions of SFAS 123R, employee stock compensation is estimated using the Black-Scholes option-pricing model. The Black-Scholes option pricing model requires the use of certain subjective assumptions. The most significant of these assumptions are the estimates of the expected term of the award and the expected volatility of the market price of the Company’s stock. The Company uses the simplified method to estimate expected life as it does not have sufficient historical exercise history.

For those options issued prior to June 30, 2006, the Company has utilized an average volatility based on Australian Securities Exchange, or ASX, listed guideline companies within the biotechnology sector as there was insufficient company trading history in order to determine an accurate volatility rate. For options issued subsequent to June 30, 2006 through to the date of the Reorganization, the Company has calculated expected volatility based on the Company’s own trading activity data. Upon the Reorganization, primarily due to the underlying security changing from an Australian ordinary share to U.S. common stock, volatilities are based on NASDAQ-listed peer companies within the biotechnology sector. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical experience. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from the Company’s estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

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

Peplin, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Net loss per share

Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average common stock outstanding during the periods. There are 4,084,439 stock options, non-vested shares and warrants that have not been included in the computation of net loss per share in the periods presented as their effect is anti-dilutive.

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

Income taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 requires recognition of deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in the income statement in the period that includes the enactment date. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Recent accounting policies

Effective July 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), on a prospective basis for financial assets and liabilities, which requires that the Company determine the fair value of financial assets and liabilities using the fair value hierarchy established in SFAS 157. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The adoption of SFAS 157 did not have a material impact on the Company’s results of operations and financial condition as of and for the nine months ended March 31, 2009. See Note 10 for information and related disclosures regarding the Company’s fair value measurements.

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

In June 2008, the FASB issued EITF Issue 08-3, Accounting by Lessees for Maintenance Deposits under Lease Agreements (“EITF 08-3”). EITF 08-3 clarifies that maintenance deposits should be considered a deposit when paid to the lessor if it is probable that the deposits will be refunded to the lessee. The cost of maintenance activities should be expensed or capitalized by the lessee, as appropriate, when the underlying maintenance is performed. EITF 08-3 is effective for fiscal years beginning after 15 December 2008. The Company determined that EITF 08-03 will not have a material impact on the Company’s consolidated financial statements.

Note 2. Concentrations of credit risk, other risks and uncertainties

Cash and cash equivalents consist of financial instruments that potentially subject the Company to concentration of credit risk to the extent of the amount recorded on the balance sheet. The Company’s cash and cash equivalents are primarily deposited with Commonwealth Bank of Australia (“CBA”), Bank of Western Australia (which was acquired by CBA in December 2008 and was a wholly-owned subsidiary of CBA at March 31, 2009) and Wells Fargo & Company. The Australian Government recently announced that it would guarantee funds currently held with Australian banks. The Guarantee is free for funds up to AU$1 million, and an insurance premium can be paid by way of an interest rate reduction to guarantee amounts above this amount. The Company has paid the insurance premium to cover its deposits above AU$1 million with Bank of Western Australia only. The Company is exposed to credit risk in the event of default by the banks holding the cash and cash equivalents (and the Australian Government) to the extent of the amount recorded on the balance sheets. The Company is also exposed to interest rate risk to the extent of the amount recorded on the balance sheets. The Company has not experienced any losses on its deposits of cash and cash equivalents.

In fiscal 2008, the Company completed a $15 million, three-year loan facility with General Electric Capital Corporation (“GE”) and Oxford Finance Corporation (“Oxford” and together with GE, the “Lenders”). The Company’s exposure to interest rate risk on this facility is the difference between the market interest rate and the fixed interest rate on this loan of 8.50%.

The Company relies on a single third party supplier for the formulation and filling of its late stage product candidates.

Note 3. Comprehensive Loss

The Company reports comprehensive income (loss) in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive income (loss) and its components in the financial statements. The components of other comprehensive income (loss) consists of net loss and foreign currency translation adjustments. Total other comprehensive loss for the three and nine months ended March 31, 2008 and 2009 were as follows:

	Three months ended		Nine months ended
	March 31, 2008	March 31, 2009	March 31, 2008	March 31, 2009
Net loss, as reported	$(6,114,959)	$(7,202,370)	$(18,226,239)	$(30,051,182)
Foreign currency translation adjustments, net of tax	1,216,828	(340,476)	2,330,641	(1,372,975)

Comprehensive loss	$(4,898,131)	$(7,542,846)	$(15,895,598)	$(31,424,157)

Peplin, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Income taxes

The Company adopted the provisions of FIN 48 on July 1, 2007. FIN 48 addresses the accounting for and disclosure of uncertainty in income tax positions by prescribing a minimum recognition threshold that a tax position is required to satisfy before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

During the nine month period ended March 31, 2009, the Company raised $24 million in equity capital. Any capital raising undertaken by the company has the ability to limit the Company’s ability to continue to carry forward its tax losses in Australia if it cannot continue to satisfy the continuity of ownership test (“COT”). The Company obtained advice from its tax advisors during the period who advised the Company is anticipated to continue to satisfy the COT test.

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

Apart from the events identified above, the Company has not identified any new uncertain tax positions or adjustments to previously identified uncertain tax positions, which would result in an increase or decrease in unrecognized tax benefits. The Company has not recorded any interest expense or penalties related to unrecognized tax benefits as at March 31, 2009.

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

The tax years remaining open to tax examination by the taxing authorities for companies within Peplin are 2000-2008 for the Australian consolidated group, 2006-2008 for the U.S. entities, and 2007-2008 for Peplin Ireland Limited.

Note 5. Notes payable

	June 30, 2008	March 31, 2009
Current portion	$5,163,171	$5,501,805
Non-current portion	8,612,934	4,457,520

	$13,776,105	$9,959,325

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

Borrowings are subject to certain financial covenants and restrictions on the ability of the Company and its subsidiaries (as guarantors) to pledge their intellectual property as collateral to a third party or permit a third party to restrict its ability to pledge its intellectual property. Peplin (as guarantor) has pledged 100% of the shares of the outstanding capital stock, of any class, of each of Peplin’s subsidiaries. As of March 31, 2009, the Company and its subsidiaries were in compliance with all covenants. The carrying amount on the Company’s balance sheet of assets that serve as collateral for borrowings totaled $30,192,735 at March 31, 2009.

Included in current and non-current other assets at March 31, 2009 is $567,629 related to costs incurred in connection with this loan agreement. These costs are being amortized to interest expense over the term of the loan agreement and such amortization totaled approximately $219,901 and $692,071 for the three and nine month periods ended March 31, 2009.

Future maturities of long-term debt are as follows as of March 31, 2009:

Within one year	$5,501,805
More than one year but less than two years	4,457,520
More than two years but less than three years	—

Total	$9,959,325

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

Peplin, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The fair values of the tangible net assets acquired are as follows:

At October 16, 2008
(in thousands)
Cash	$4,389
Available-for-sale securities	2,243
Other receivables	112
Assumed liabilities	(100)

Total fair value of assets acquired, net of liabilities assumed	$6,644

At this time, the Company has not allocated any value to the intellectual property portfolio as the ability of the Company to successfully commercialize these products is highly uncertain. It is expected to take a number of years to conduct the necessary studies to file for product approval with the Food and Drug Administration, or FDA, and there is no assurance that such studies will be successful. Transaction costs of $0.7 million incurred in connection with the acquisition of Neosil were expensed and are included within sales, general and administrative expenses on the consolidated statements of operations.

The Company intends to use the net cash obtained from the acquisition to continue the development of its lead product candidates PEP005 Gel for AK and PEP005 Gel for BCC. The Company believes that Neosil’s proprietary technologies in hair loss and acne could enable it to expand its product pipeline in the future, although does not expect to commence further development of these programs before the end of 2009.

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

Peplin, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the movements in options granted to employees and contractors under the Incentive Plan outstanding as of March 31, 2009:

Number of options outstanding
Total options at June 30, 2008	944,537
- granted	833,276
- forfeited/cancelled	(145,062)
- expired	(15,000)
- exercised	—

Total options at March 31, 2009	1,617,751

Options exercisable	642,219

Non vested shares

During the nine month period ended March 31, 2009, the Company granted 225,000 non-vested shares. Of those granted, 56,250 non-vested shares vest on each of June 30, 2009 and 2010, with the remaining shares vesting on either June 30, 2011 or on the first day after twenty consecutive days during which the volume-weighted average price of the Company’s common stock on each day is equal to or greater than $15.00 per share. Vesting is subject to continued employment with the Company. The fair value of the non-vested shares of $6.24 was determined using the closing market price of the company’s CDIs multiplied by 20, converted at the US dollar exchange rate published by the Reserve Bank of Australia on grant date.

Consulting agreements

During the nine month period ended March 31, 2009, two officers of the Company resigned from the Company. Upon resignation both employees entered into consulting agreements with the Company. As the status of both employees changed from employee to non-employee, the accounting treatment of options held by these former officers will now be in accordance with Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“Issue 96-18”), rather than SFAS 123R.

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

Peplin, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Stock based compensation

The fair value of all options granted to employees, directors and contractors were computed at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2009	2008	2009
Risk free interest rate	3.74%	3.07%	4.11%	3.17%
Expected dividend yield	0%	0%	0%	0%
Expected term	6.12 years	5.60 years	3.30 years	6.04 years
Expected volatility	59%	70%	61%	65%
Expected forfeiture	1.31%	12.21%	4.70%	11.77%

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

The stock based compensation expense has been recorded in the following captions of the consolidated statements of operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2009	2008	2009
Research and development	$655,988	$292,766	$1,264,994	$706,917
Sales, general and administrative	253,029	642,324	589,705	1,079,299

Total	$909,017	$935,090	$1,854,699	$1,786,216

During the three and nine months ended March 31, 2009, respectively, there was a total of $14,394 and $493,479 reversed out of the Statement of Operations, comprised of $9,417 and $310,776 of compensation expenses related to forfeited options and $4,977 and $182,703 related to the cumulative compensation expense catch-up resulting from management’s revised option forfeiture estimation.

Note 9. Segment disclosures

The Company operates in one business segment. Its activities comprise of research and development of the therapeutic products for the treatment of cancers and other diseases, from which it derives no customer revenue. The Company operates in two geographical areas being Australia and the United States, with total assets as follows:

	June 30, 2008	March 31, 2009
Australia	$33,852,068	$22,143,155
United States	2,117,028	8,049,580

Total	$35,969,096	$30,192,735

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

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities (cash and short-term deposits) measured at fair value on a recurring basis as of March 31, 2009:

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents
Cash	$19,402,901	$19,402,901	$—	$—
Money market funds	6,720,128	—	6,720,128	—

Total	$26,123,029	$19,402,901	$6,720,128	$—

Note 11. Related party disclosures

On February 1, 2009, the Company entered into a contract with Robert Millman to provide intellectual property consulting services. Mr. Millman is a Managing Director of MPM Asset Management LLC. Mr. Millman has no ownership interest, or voting or investment power with respect to the shares of common stock held by funds affiliated with MPM BioVentures IV LLC, a holder of more than 5% of the Company’s outstanding common stock. As part of the contract, Mr. Millman was granted an option to purchase 10,000 shares of the Company’s common stock, with an exercise price of $8.03 per share, vesting in twelve equal monthly installment with the first monthly installment vesting on March 9, 2009. The option expires on February 8, 2019.

On February 9, 2009, Dr. Gary Patou was granted an option to purchase 10,000 shares of the Company’s common stock, with an exercise price of $8.03 per share, vesting in twelve equal monthly installments with the first monthly installment vesting on March 9, 2009. Dr. Patou is a Managing Director of MPM Asset Management LLC. Dr. Patou has no ownership interest, or voting or investment power with respect to the shares of common stock held by funds affiliated with MPM BioVentures IV LLC, a holder of more than 5% of the Company’s outstanding common stock. The option expires on February 8, 2019.

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

Overview

We are a development stage specialty pharmaceutical company focused on advancing and commercializing innovative medical dermatology products. We are currently developing PEP005 (ingenol mebutate) Gel, or PEP005 Gel, which is the first in a new class of compounds and is derived from Euphorbia peplus, or E. peplus, a rapidly growing, readily-available plant, commonly referred to as petty spurge or radium weed. The sap of E. peplus has a long history of traditional use for a variety of conditions, including the topical self-treatment of various skin disorders, such as skin cancer and pre-cancerous skin lesions. Our lead product candidate, for which we recently completed enrollment in a Phase III clinical trial, is a patient-applied topical gel containing PEP005, a compound the use of which we have patented for the treatment of actinic keratosis, or AK. AK is generally considered the most common pre-cancerous skin condition and typically appears on sun-exposed areas of the skin as small, rough, scaly patches. AK lesions may progress to a form of skin cancer called squamous cell carcinoma, or SCC. We believe that our lead product candidate, PEP005 Gel for AK, once developed and, if approved for commercialization by the appropriate regulatory authorities, could offer patients an effective and well-tolerated treatment alternative for AK with a short, two-to-three day application regimen that could be performed by the patient at home.

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

Prior to filing a new drug application, or NDA, for PEP005 Gel for AK, we will need to complete a series of clinical trials in two general anatomical areas: head, which comprises areas on the face or scalp, and non-head, which primarily comprises areas on the back of the hand, arm, shoulder and back. We expect this program will require at least two pivotal Phase III clinical trials comprising one Phase III clinical trial for non-head applications and one Phase III clinical trial for head applications, in each case together with supportive safety and other studies. We have completed our Phase IIb clinical trial of PEP005 for non-head locations and submitted the results of the trial to the FDA and, upon review, the FDA stated that the trial was an adequate dose ranging trial of PEP005 Gel for AK in non-head treatment locations. Subsequently, we submitted a request for a Special Protocol Assessment, or SPA, with the FDA for our initial Phase III clinical trial for non-head applications. In the SPA process, the FDA reviews the design, size and planned analysis of a proposed Phase III clinical trial and provides comments regarding the trial’s adequacy to form a basis for marketing approval with respect to effectiveness, should the trial achieve its objectives. The FDA has indicated its agreement with the design, clinical endpoints and planned statistical analyses of our proposed Phase III clinical trial. The FDA’s agreement on the SPA is binding on it, except in limited circumstances, such as if a substantial scientific issue essential to determining the safety and effectiveness is identified after the trial is initiated. We have called this Phase III clinical trial for non-head applications our REGION I clinical trial. We commenced the REGION I clinical trial in September 2008. We have completed enrollment, treatment and follow-up visits for this trial, treating 250 patients in Australia and the U.S., and we are now analyzing data collected in the trial.

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

We operate our manufacturing facility for the drying, milling, extraction and purification of PEP005 in Southport, Queensland, Australia. Other activities relating to manufacturing are undertaken by various outside contractors. Currently, clinical batches are manufactured, packaged and labeled by a single contractor based in the United States. The clinical supplies are then shipped to locations designated by us or our clinical research organization for use in trials. We believe we will need to increase our manufacturing capacity if any of our product candidates are approved for commercialization.

To date we have not generated any revenue from the sale of our products and have funded our operations primarily through the sale of equity securities, the entrance by Peplin Limited, our wholly-owned subsidiary, into a $15 million loan agreement and government grants. We have experienced net losses in each year since our inception. As of March 31, 2009, we had an accumulated deficit of $102.1 million. We expect our net losses to continue and to increase as the continued development of our PEP005 product candidates will require significant additional expenditures for a variety of activities, including continued preclinical studies, clinical trials, research and development, manufacturing development and regulatory approvals. We do not expect to generate revenue from the sale of our products until one or more of our product candidates is approved for sale by the FDA, which we do not expect to occur prior to 2011. We cannot assure you that any of our product candidates will obtain FDA approval in a timely manner, or at all. Our product candidates are based on an untested new chemical entity with a novel mode of action. We may not obtain regulatory approval for many reasons, including, among others:

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

In October 2007, we reorganized our corporate structure. Peplin Limited, formerly known as Peplin Biotech Ltd., was formed in 1999 as an Australian company. On October 16, 2007, we acquired all the outstanding shares of Peplin Limited pursuant to a Scheme of Arrangement. We refer to this transaction as the Reorganization. Following the Reorganization, Peplin Limited became our wholly-owned subsidiary and our business and operations consisted solely of the business and operations of Peplin Limited and our other subsidiaries.

Fiscal Year

We report results of our operations on a fiscal year basis ending on June 30 of each year. For presentation purposes, we refer in this Form 10-Q and the accompanying financial information to a fiscal year end for each year ending June 30.

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

Income Tax

We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, or SFAS 109. SFAS 109 requires recognition of deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in the income statement in the period that it includes the enactment date. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will be not realized.

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

Financial Overview

Revenue

From our inception to March 31, 2009, our revenue consisted of $5.8 million in license fees received under a license and collaboration agreement with Allergan, Inc., or Allergan, entered into in November 2002. License fees included a non-refundable upfront payment, quarterly installment payments and milestone payments based on achieving certain predefined milestones. Upon receipt, all such payments, including the milestone payments which we deemed to be inseparable from the overall license fee, were recorded as deferred license fee income and were recognized as revenue ratably over the term of the license. The agreement was cancelled in October 2004 and Allergan paid a fee of $1.3 million, which was recognized as revenue in the year ended June 30, 2005. At that time, all amounts previously recorded as deferred income that had not been recognized were recognized as revenue. We have earned no revenue since the year ended June 30, 2005.

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

Sales, General and Administrative

Our sales, general and administrative expenses primarily consist of compensation for our executive, commercial, financial, and administrative personnel, including stock-based compensation, as well as compensation for our board of directors. Other sales, general and administrative expenses include facility costs not otherwise included in research and development expenses, and professional fees for legal, consulting and accounting services.

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

Our most recent R&D START grant was completed in August 2004. Total income to-date recognized under the R&D START grants was $2.1 million. The amount recognized under the P3 program from inception to March 31, 2009 was $2.4 million. Total other income also consists of interest income earned on our cash and cash equivalents and short-term deposits, as well as interest expense incurred on our loan with the Lenders.

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

Results of Operations

Comparison of Three Months Ended March 31, 2008 and 2009

Revenue. We recorded no revenue for the three months ended March 31, 2008 and 2009.

Research and Development Expenses. Research and development expenses decreased 6% from $4.7 million in the three months ended March 31, 2008 to $4.4 million in the three months ended March 31, 2009. The decrease in the three months ended March 31, 2009 was due primarily to the timing of our clinical trial costs. We expect research and development expenses to increase as we devote substantial resources to research and development to support the continued development of our product candidates, including our Phase III clinical trial program for PEP005 Gel for AK.

Research and development expenses represented 72% of total operating expenses for the three months ended March 31, 2008 and 62% for the three months ended March 31, 2009.

Sales, General and Administrative Expenses. Sales, general and administrative expenses increased 49% from $1.8 million in the three months ended March 31, 2008 to $2.6 million in the three months ended March 31, 2009. This was predominantly due to an increase in market research activities during the quarter. We expect sales, general and administrative costs to increase in future as we begin to expand our commercial, sales and marketing functions.

Other Income (Expense). We had total other income of $0.3 million for the three months ended March 31, 2008 and total other expense of $(0.2) million for the three months ended March 31, 2009. We received $0.1 million related to government grants during the three months ended March 31, 2009 compared to $0.4 million received during the three months ended March 31, 2008. Interest expense on our loan from the Lenders decreased to $0.4 million during the three months ended March 31, 2009, from $0.6 million expensed during the three months ended March 31, 2008. We received interest income of $0.1 million during the three months ended March 31, 2009 compared to $0.5 million received during the three months ended March 31, 2008.

Comparison of Nine Months Ended March 31, 2008 and 2009

Revenue. We recorded no revenue for the nine months ended March 31, 2008 and 2009.

Research and Development Expenses. Research and development expenses increased 16% from $14.1 million in the nine months ended March 31, 2008 to $16.4 million in the nine months ended March 31, 2009. The increase in the nine months ended March 31, 2009 was due primarily to increases in our clinical trial costs. We expect research and development expenses to continue to increase as we devote substantial resources to research and development to support the continued development of our product candidates, including our Phase III clinical trial program for PEP005 Gel for AK.

Research and development expenses represented 71% of total operating expenses for the nine months ended March 31, 2008 and 55% for the nine months ended March 31, 2009.

Sales, General and Administrative Expenses. Sales, general and administrative expenses increased 127% from $5.8 million in the nine months ended March 31, 2008 to $13.2 million in the nine months ended March 31, 2009. This was predominantly due to foreign exchange movements of $4.5 million primarily caused by remeasurement of our loan with the Lenders, as well as costs incurred in the acquisition of Neosil, Inc of $0.7 million. We expect sales, general and administrative costs to increase in future as we begin to expand the commercial, sales and marketing functions of the company.

Other Income (Expense). We had total other income of $1.8 million for the nine months ended March 31, 2008 and total other expense of ($0.5) million for the nine months ended March 31, 2009. We received $0.4 million related to government grants during the nine months ended March 31, 2009 compared to $1.2 million received during the nine months ended March 31, 2008. Interest expense on our loan from the Lenders increased to $1.4 million during the nine months ended March 31, 2009, from $0.6 million expensed during the nine months ended March 31, 2008. We received interest income of $0.5 million during the nine months ended March 31, 2009 compared to $1.2 million received during the nine months ended March 31, 2008

Liquidity and Capital Resources

Since inception through March 31, 2009, we have financed our operations primarily through placements of equity securities, receiving aggregate net proceeds from such placements totaling $106.3 million, the entrance by Peplin Limited, our wholly-owned subsidiary, into a $15 million loan agreement, license revenue totaling $5.8 million and Australian government grants totaling $4.7 million. As of March 31, 2009, we had $26.1 million in cash and cash equivalents. Our cash and cash equivalents are held in a variety of interest-bearing instruments, including term deposits with Australian banks with maturities from purchase date of three months or less. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation.

Net cash used in operating activities was $20.7 million and $19.6 million in the nine months ended March 31, 2008 and 2009, respectively. The net cash used in each of these periods primarily reflects net losses for these periods, offset in part by depreciation, non-cash stock-based compensation and non-cash changes in operating assets and liabilities.

Net cash provided by (used in) investing activities was $(0.7) million and $6.2 million in the nine months ended March 31, 2008 and 2009, respectively. Investing activities consisted primarily of the acquisition of Neosil and proceeds on maturity of available-for-sale securities. We expect to continue to make investments in the purchase of property and equipment to support our expanding operations.

Net cash provided by financing activities was $30.0 million in the nine months ended March 31, 2008 and $19.4 million in the nine months ended March 31, 2009. Cash provided by financing activities consisted primarily of proceeds from the sale of our shares, and proceeds from borrowings. For the nine months ended March 31, 2009 the primary cost of financing activities was the repayment of borrowings under the $15 million loan agreement entered into by Peplin Limited, our wholly-owned subsidiary.

On December 28, 2007, Peplin Limited, our wholly-owned subsidiary, entered into a $15.0 million loan agreement with the Lenders. As of that date, we have paid non-refundable fees and interest totaling $337,500. The loan agreement is guaranteed by us and each of our subsidiaries. The loan agreement fully amortizes over a series of thirty-six monthly payments. Under the loan agreement, we are required to make three monthly payments of interest only, followed by thirty-three monthly payments of principal and interest. Interest accrues on amounts outstanding under the agreement at a fixed per annum rate of 8.50%. The loan is secured by a first-priority security interest in all of our assets (other than intellectual property), including the shares of outstanding capital stock, or other equity interests, of each of our subsidiaries. In addition, we are prohibited from incurring any liens, claims or encumbrances of any kind on our intellectual property, subject to certain exceptions contained in the loan agreement. Amounts prepaid under the loan agreement are not subject to a prepayment fee. In addition, upon repayment of the amounts borrowed for any reason, we will be required to pay a completion fee equal to $600,000. Under the terms of the agreement, we are subject to operational covenants, including limitations on our ability to incur liens or additional debt, make dispositions, pay dividends, redeem our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions and transactions with affiliates, among other restrictions. As of March 31, 2009, we were in compliance with all covenants. In addition, in consideration for this financing, we granted GE and Oxford warrants to purchase 39,325 shares and 19,662 shares, respectively, of our common stock at an exercise price of $15.26 per share. These warrants were immediately exercisable and will expire on December 28, 2012.

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

We will need to raise additional funds to support our operations during the next 12 months. Such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to continue development of our product candidates and we would be required to delay, scale back or eliminate some or all of our development programs and other operations. We may seek to raise additional funds through public or private equity or debt financing, strategic partnerships or other arrangements. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants similar to, or more onerous than, the covenants contained in our loan agreement. If we raise funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business and operating results.

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

As of March 31, 2009, there were no material changes to our contractual obligations set forth above.

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

Our cash and cash equivalents have maturities of less than three months. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents. As of March 31, 2009, we had cash and cash equivalents of $26.1 million. Because of the short-term maturities of our cash equivalents, we do not believe that an increase in market rates would have any material negative impact on the realized value of our cash equivalents. We do not expect to enter into investments for trading or speculative purposes.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submissions of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Employment Offer Letter, dated as of March 25, 2009, by and between Peplin, Inc. and David J.B. Smith (incorporated by reference to Exhibit 10.01 attached to the Current Report on Form 8-K filed by Peplin, Inc. on March 30, 2009).

31.1	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Chief Executive Officer and the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Peplin, Inc. specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peplin, Inc.

Dated: May 15, 2009	By:	/s/ Thomas Wiggans
Thomas Wiggans
Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2009	By:	/s/ David J. B. Smith
David J. B. Smith
Chief Financial Officer, Vice President
Finance & Operations (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Offer Letter, dated as of March 25, 2009, by and between Peplin, Inc. and David J.B. Smith (incorporated by reference to Exhibit 10.01 attached to the Current Report on Form 8-K filed by Peplin, Inc. on March 30, 2009).

31.1	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Chief Executive Officer and the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Peplin, Inc. specifically incorporates it by reference.