Form 10-K/A
period 2009-06-30
PEPLIN INC
filed 2009-10-28
CIK 1408808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-53410
Peplin, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	26-0641830 (IRS Employer Identification No.)

6475 Christie Avenue, Suite 300
Emeryville, California	94608
(Address of Principal Executive Offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s CHESS Depositary Interest, which represents 1/20th of a share of registrant’s common stock, on December 31, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the Australian Securities Exchange on that date: A$5,378,143.
     As of October 26, 2009, there were 15,375,621 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: None.

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended June 30, 2009, as filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2009 (the “10-K”) of Peplin, Inc., a Delaware corporation (the “Company,” “we,” “us” or “our”). We are filing this Amendment to add required disclosure to Items 10, 11, 12, 13 and 14 of Part III of the 10-K, as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended June 30, 2009. We are also including as exhibits the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 in Item 15 of Part IV of this Amendment.
Except as otherwise expressly stated herein, this Amendment does not reflect events occurring after the date of the 10-K, nor does it modify or update the disclosure contained in the 10-K in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment should be read in conjunction with the 10-K and our other filings made with the SEC on or subsequent to September 28, 2009.
Any stockholder may request a copy of the 10-K and this Amendment without charge upon receipt of a written request identifying the person so requesting a report as a stockholder of the Company at such date. Requests should be directed to: Corporate Secretary, Peplin, Inc., 6475 Christie Avenue, Suite 300, Emeryville, California 94608.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
DIRECTORS
          The following table, as of October 23, 2009, sets forth the name and age of each director, the positions currently held by each director with Peplin, the year each director’s term will expire, the class of director of each director, and the period during which each director has served as a director of Peplin.

			Term	Class of	Director
Name	Age	Position(s) Held	Expires	Director	Since
Eugene Bauer, M.D.	67	President and Chief Medical Officer and Director	2010	III	2006

Joshua Funder, Ph.D.	38	Director	2009	II	2008

Cherrell Hirst, AO	64	Director	2009	II	2000

Gary W. Pace, B.Sc. (Hons), Ph.D.	61	Director	2011	I	2004

James Scopa	50	Director	2011	I	2006

Michael Spooner	52	Director	2009	II	2004

Thomas G. Wiggans	57	Chief Executive Officer and Chairman of the Board	2010	III	2007
          Eugene Bauer, M.D. has served as a member of our board of directors since June 2006 and as President and Chief Medical Officer since August 18, 2008. From November 2004 to June 2008, Dr. Bauer served as the Chief Executive Officer of Neosil, Inc., a dermatology company. Dr. Bauer is a Lucy Becker Professor, Emeritus, in the School of Medicine at Stanford University, a position he has held since 2002. He served as Vice President for Medical Affairs and Dean of the Stanford University School of Medicine from 1995 to 2001 and served as Chair of the Department of Dermatology at the Stanford University School of Medicine from 1988 to 1995. Dr. Bauer is also a co-founder and emeritus member of the board of directors of Connetics Corporation, a specialty pharmaceutical company acquired by Stiefel Laboratories in 2006. In addition, Dr. Bauer is a member of the board of directors of Protalex, Inc., a publicly-held biotechnology company, Echo Healthcare Acquisition Corp., a publicly-held acquisition vehicle of businesses in the healthcare industry, and Modigene, Inc., a publicly-held biopharmaceutical company. Dr. Bauer received a B.S.Med. and a M.D. from Northwestern University.
          Joshua Funder, Ph.D. has served as a member of our board of directors since October 2008. Dr. Funder is a partner with GBS Venture Partners, a venture capital group, where he has been an investor since April 2004. Before joining GBS Venture Partners, Dr. Funder was Senior Manager, Corporate Strategy and Development at Infinity Pharmaceuticals, a drug discovery start-up in Boston, Massachusetts, starting in January 2003. In addition, he worked with the Clinton Foundation HIV/AIDS Initiative to successfully negotiate reduced prices for anti-retrovirals and initiate pharmaceutical supplies across eastern and southern Africa. From June to December 2004, Dr. Funder served as interim CEO of Proacta Inc. Dr. Funder also serves as a member of the board of directors of OPAL Inc. and Nuon Inc, Spinifex Pty Ltd, and Pathway Therapeutics Ltd. Dr. Funder received Bachelor of Science and Bachelor of Laws degrees from Melbourne University and a Master of Laws degree from the London School of Economics. He also holds a D.Phil in intellectual property for biotechnology from Oxford University.
          Cherrell Hirst, AO, FTSE, has served as a member of our board of directors since August 2000. From August 2000 to October 2007, Dr. Hirst served as Chairman of our board of directors. Dr. Hirst is a medical doctor and until November 2001 was a practitioner in the area of breast cancer diagnosis and screening. She is the Chief Executive Officer of the Queensland BioCapital Fund, a venture capital fund specializing in biotechnology. Dr. Hirst also serves as a director of Suncorp-Metway Ltd, a publicly-held banking, insurance, investment and superannuation company and as a director of Tissue Therapies Ltd and ImpediMed Ltd, both publicly-held biotechnology companies. Dr. Hirst was Chancellor of Queensland

University of Technology from 1994 until September 2004. Dr. Hirst received a M.B.B.S. and a B.Ed.St. from the University of Queensland and was elected to membership of the Academy of Technological Sciences and Engineering in 2008.
          Gary W. Pace, B.Sc. (Hons), Ph.D. has served as a member of our board of directors since June 2004. Dr. Pace also serves as a member of the board of directors of QRxPharma Ltd., a clinical-stage specialty pharmaceutical company, which he founded in 2002. He is also a director of ResMed, Inc., a publicly-held medical device company, Transition Therapeutics Inc., a publicly-held biopharmaceutical company, and Celsion Corporation, a publicly-held biotechnology company. From 2000 to 2002, Dr. Pace was Chairman and Chief Executive Officer of Waratah Pharmaceuticals Inc., a biopharmaceutical company. From 1995 to 2001, Dr. Pace was President and Chief Executive Officer of RTP Pharma Inc., a pharmaceutical company. From 1993 to 1994, he was the founding President and Chief Executive Officer of Transcend Therapeutics Inc. (formerly Free Radical Sciences Inc.), a biopharmaceutical company. From 1989 to 1993, Dr. Pace was Senior Vice President of Clintec International, Inc., a manufacturer of clinical nutritional products. Dr. Pace received a B.S. with honors from the University of New South Wales and a Ph.D. from Massachusetts Institute of Technology.
          James Scopa has served as a member of our board of directors since June 2006. Mr. Scopa is a Managing Director of MPM Asset Management LLC, a Venture Capital Firm, a position he has held since May 2005. Previously, from June 2002 to May 2005, Mr. Scopa was a partner and Co-Director of Healthcare Investment Banking at Thomas Weisel Partners. Mr. Scopa also served on the Investment Committee for Thomas Weisel Partners Health Care venture fund. Prior to joining Thomas Weisel Partners, he was a Managing Director and Global Co-Head of Healthcare Investment Banking at Deutsche Banc Alex Brown from 1999 to 2002, having joined the former Alex Brown & Sons in 1990. Mr. Scopa received an A.B. from Harvard College (Phi Beta Kappa), an M.B.A. from Harvard Business School and a J.D. from Harvard Law School.
          Michael Spooner has served as a member of our board of directors since February 2004. Mr. Spooner is a non-Executive Director of Mesoblast Limited, an adult stem cell company, a position he has held since December 2004 and is also a non-executive director of Hawaii Biotech, Inc., a clinical stage vaccine company. Previously, from August 2007 to November 2008, Mr. Spooner served as Executive Chairman of Hunter Immunology Limited, a respiratory and immunology company, and from November 2001 to November 2003, as Managing Director and Chief Executive Officer of Ventracor Limited, an artificial heart company. He has been a partner and director of consulting services for Coopers & Lybrand (now PricewaterhouseCoopers) and PA Consulting Group, respectively. Mr. Spooner is a chartered accountant and received a Bachelor of Commerce from Queensland University of Technology.
          Thomas G. Wiggans, has served as our Chief Executive Officer since August 15, 2008 and as Chairman of our board of directors since October 2007. Previously, Mr. Wiggans served as Chief Executive Officer of Connetics Corporation, a biotechnology company, from 1994, and as Chairman of the board of directors of Connetics Corporation from January 2006, until December 2006 when Connetics Corporation was acquired by Stiefel Laboratories, Inc. From 1992 to 1994, Mr. Wiggans served as President and Chief Operating Officer of CytoTherapeutics, Inc., a biotechnology company. From 1980 to 1992, Mr. Wiggans served in various positions at Ares-Serono Group, a pharmaceutical company, including President of its U.S. pharmaceutical operations and Managing Director of its U.K. pharmaceutical operations. In addition, Mr. Wiggans is a member of the boards of directors of Onyx Pharmaceuticals Inc., Sangamo Biosciences, Inc., and Somaxon Pharmaceuticals, Inc., all publicly-held pharmaceutical companies. Mr. Wiggans currently serves on the Board of Trustees of the University of Kansas Endowment Association and is Chairman of the Biotechnology Institute, a non-profit educational organization. Mr. Wiggans received a B.S. in pharmacy from the University of Kansas and an M.B.A. from Southern Methodist University.

MANAGEMENT
          The following table presents information about our executive officers as of October 23, 2009.

Name	Age	Position(s)
Thomas G. Wiggans	57	Chief Executive Officer, Chairman of the Board and Director

Eugene Bauer, M.D.	67	President and Chief Medical Officer and Director

David J.B. Smith	34	Company Secretary and Chief Financial Officer

Peter J. Welburn Ph.D.	57	Chief Scientific Officer, Vice President, Research & Development and General Manager, Australia

George W. Mahaffey	50	Chief Commercial Officer, Vice President, Sales & Marketing

Cheri A. Jones, M.S.	63	Vice President, Regulatory Affairs
          Please see the section entitled “Directors,” above, for a brief description of the educational background and business experience of Mesrs. Wiggans and Bauer.
          David J.B. Smith has served as our Chief Financial Officer since September 2, 2008 and our Company Secretary since April 2006. Previously Mr. Smith served as our Senior Director, Finance from April 2006 to September 2008 and as Financial Controller from July 2004 to March 2006. From April 2002 to June 2004, Mr. Smith held the position of Senior Analyst with Enertrade, a wholesale electricity trading corporation. From October 2000 to February 2002, Mr. Smith served as Group Corporate Accountant with Duke Energy International, an energy company, in London. Prior to that, from November 1999 to July 2000, Mr. Smith served as a financial accountant with Duke Energy International. Prior to November 1999, Mr. Smith held various positions with Ernst & Young. Mr. Smith is a chartered accountant and he received a Bachelor of Commerce from the University of Queensland, a Graduate Diploma in applied finance and investment from the Securities Institute of Australia and a Graduate Diploma in advanced accounting from the Queensland University of Technology.
          Peter J. Welburn, Ph.D. has served as our Chief Scientific Officer and Vice President, Research & Development since April 2001 and as the General Manager, Australia of Peplin Limited since January 2007. Prior to joining Peplin Limited, from February 1991 to March 2001, Dr. Welburn was employed by SmithKline Beecham, a pharmaceutical and healthcare company, in its global strategic marketing group. Before moving to SmithKline Beecham in 1991, Dr. Welburn managed both Australian and international research and development programs for a number of compounds at Janssen Pharmaceuticals, a pharmaceutical company. Dr. Welburn received a Ph.D. from Cardiff University.
          George W. Mahaffey has served as our Chief Commercial Officer and Vice President, Sales & Marketing since May 2007. Previously, from March 2004 to January 2007, Mr. Mahaffey was the Senior Vice President, Sales & Marketing at CoTherix, Inc., a biopharmaceutical company acquired by Actelion Ltd, a biopharmaceutical company, in 2006. From April 2000 to March 2004, Mr. Mahaffey served as Senior Director, Marketing & Business Development at Scios Inc., a biopharmaceutical company acquired by Johnson & Johnson in 2003. Prior to April 2000, Mr. Mahaffey held various sales, marketing and management positions at Neurex, Inc., a biotechnology company acquired by Elan in 1999, and DuPont, a chemicals and health care company. Mr. Mahaffey received a B.S. in chemical engineering at the University of Delaware and an M.B.A. from the University of South Florida.
          Cheri A. Jones, M.S. has served as our Vice President, Regulatory Affairs since June 2006. Previously, from February 2003 to February 2006, Ms. Jones served as Vice President Regulatory Affairs at QLT U.S.A., Inc., a biopharmaceutical company. Prior to working at QLT U.S.A., Inc., Ms. Jones worked for Obagi Medical Products, Inc., a publicly-held pharmaceutical company, Valeant Pharmaceuticals International, a publicly-held pharmaceutical company, Alpharma Inc., a publicly-held pharmaceutical company, and Bristol-Myers Squibb Company, a publicly-held pharmaceutical company. Ms. Jones received a B.S. in health care administration and an M.S. in pharmaceutical marketing from St. John’s College of Pharmacy. She is Regulatory Affairs Certified.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
          Section 16(a) of the Exchange Act and rules of the Securities and Exchange Commission, or SEC, require our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports of initial ownership and reports of changes in ownership of our common stock. SEC regulations require such persons to furnish us with copies of all such filings. To our knowledge, based solely on our review of the copies of such forms we have received, our officers, directors and holders of more than 10% of our common stock filed the required Section 16(a) reports on a timely basis in fiscal 2009.
CORPORATE GOVERNANCE
Audit Committee
               Our board of directors has determined that each member of our audit committee other than Mr. Wiggans is an “independent director” within the meaning of the applicable requirements of the Australian Stock Exchange, or ASX, and the SEC. Our audit committee currently consists of three directors, Dr. Hirst and Messrs. Spooner and Wiggans. Our board of directors has determined that Mr. Wiggans qualifies as an audit committee financial expert as defined under Item 407(d)(5) of Regulation S-K of the Securities Act of 1933. Mr. Wiggans assumed the role of Chief Executive Officer in August 2008 and, as a result, no longer qualifies as “independent” under applicable ASX guidelines. Our board of directors has determined to keep Mr. Wiggans on the audit committee for all or part of our fiscal year 2010 until a replacement audit committee financial expert that is an independent director can be found. Mr. Spooner serves as the chair of our audit committee. Both our independent auditors and management periodically meet privately with our audit committee.
Australian Stock Exchange Guidelines
               As a company listed on the ASX, we are subject to certain corporate governance requirements issued by the ASX Corporate Governance Council under its “Principles of Good Corporate Governance and Best Practice Recommendation,” or ASX Guidelines. ASX Guidelines set out various corporate governance principles and best practice recommendations, and we are required under the listing rules of the ASX to provide a statement in our annual report or otherwise put out a release disclosing the extent to which we have followed the ASX Guidelines. In November 2008, we issued a corporate governance statement that provided that our corporate governance practices are largely consistent with ASX Guidelines.

Item 11.	Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
          This Compensation Discussion and Analysis section discusses the compensation programs and policies for our executive officers and the compensation committee’s role in the design and administration of these programs and policies and in making specific compensation decisions for our executive officers, including our “named executive officers,” which consisted of the following persons as of June 30, 2009: Thomas G. Wiggans, our Chief Executive Officer; David J.B. Smith, our Chief Financial Officer; Michael D.A. Aldridge, our former Chief Executive Officer, who resigned in August 2008; Philip K. Moody, our former Chief Financial Officer and Vice President, Finance and Operations, who resigned in September 2008; Peter J. Welburn, our Chief Scientific Officer and Vice President, Research & Development; George W. Mahaffey, our Chief Commercial Officer, Vice President, Sales & Marketing; and Cheri A. Jones, our Vice President, Regulatory Affairs.
Objectives and Elements of our Compensation Programs and Policies
          We believe that attracting and retaining highly skilled and motivated employees is critical to pursuing our mission and achieving our strategic goals for the benefit of our stockholders. We believe that our compensation policies are a key instrument in attracting, motivating and retaining these employees. The compensation committee’s overall objective is to provide competitive compensation packages to our executives in order to attract and retain high-performing executive talent while promoting stockholder interests. To that end, the committee considers the company’s performance over the past year in its determination of an executive’s base salary and short-term incentive compensation (in the form of cash bonuses), as described more fully below.
          The compensation of our executive officers is primarily comprised of base salaries, short-term incentives in the form of annual cash bonuses, long-term incentives in the form of both sign-on and annual grants of stock options, and certain severance benefits. Base salaries are based on the level of responsibilities and the experience of the individuals and form a stable part of each executive officer’s compensation package. Annual cash bonuses provide incentives and rewards for our short-term performance. Stock options are based on a multiple of each executive’s target annual cash bonus opportunity and provide incentives and rewards for long-term corporate performance through stock price appreciation. Severance benefits represent a relatively smaller portion of the overall package and promote job security.
          Continuing from our 2008 fiscal year, during our 2009 fiscal year, the compensation committee reviewed data regarding competitive or market comparable packages for our executives consistent with our international strategy focused on the North American continent and maintaining a pay level for Australian executives that resulted in relative equality among all of our executives. The committee determined that the executive officers’ total compensation should be at least equal to the median compensation for the relevant comparables for their geographic area (the U.S. or Australia), with the possibility of an increase in short-term incentives (in the form of annual cash bonuses) in an amount that would place the executive’s total cash compensation at the 75th percentile of such comparable if he or she was determined to have performed above the respective target goals in their action plan in any given year. In fiscal 2009, the committee confirmed the determination from the 2008 fiscal year that total cash compensation (salary and target bonus) for U.S. executives should be at the median level of life science companies with less than 50 employees as set forth in the Radford database. For Australian-based employees, the committee continued to target the median compensation level of companies on the Mercer Australian Biotech Industry salaries and benefits survey results (which is published annually).
          In fiscal 2009, there were a number of changes to our executive management team. Specifically, Michael D.A. Aldridge, who served as our Managing Director, Chief Executive Officer and a director from October 2003 through August 2008, resigned from employment with us. Mr. Aldridge was engaged to provide consulting services to us through May 15, 2009. Thomas G. Wiggans, our Chairman of the Board, replaced Mr. Aldridge as Chief Executive Officer in August 2008. Philip K. Moody served as our Chief Financial Officer, Vice President, Finance & Operations from October 2006 through September 2008, when he resigned from employment with us. Mr. Moody was engaged to provide consulting services to us through June 15, 2009. Mr. Smith, our Secretary and former Senior Director, Finance, replaced Mr. Moody as Chief Financial Officer. We paid each of Mr. Aldridge and Mr. Moody severance payments and entered into new arrangements with each of Mr. Wiggans and Mr. Smith, each as described below.
Determination of Compensation
          The compensation committee is responsible for reviewing and approving the compensation arrangements for our executive officers, including the named executive officers. Our Chief Executive Officer attends meetings of the compensation committee when the committee is considering changes to compensation for the executive officers in order to present his analysis and recommendations as to performance awards with respect to the executive officers (other than himself). The committee takes his recommendation and analysis into account in making its determination. Our Chief Executive Officer is excused from our board or committee meetings during any discussions or votes relating to his personal compensation.
          While our fiscal year end is June 30, the compensation committee reviews the performance and compensation of the Chief Executive Officer and our other executive officers, including the named executive officers, on a calendar-year basis towards the end of each calendar year, usually in December. Our bonus determinations are based on performance of the executive officer and the company over the last calendar year. Any adjustment made to an executive officer’s compensation, as a result of this annual review, typically takes effect on January 1 of the following calendar year.
     Annual Performance Reviews
          Annually, usually in December, or upon a new executive officer’s commencement of employment, each executive officer agrees to an action plan which sets forth, among other things, specific company performance objectives for the area of responsibility of the executive and agreed to actions for the executive officer for the following calendar year. These action plans are formed as part of our annual business planning and budgeting activities and reflect the objectives of our corporate strategy. The results and actions to be achieved vary depending on the executive officer and from year to year and have historically included operational milestones, specific budget or plan parameters, target cost outcomes, personal accountabilities to be met or performance or safety outcomes targeted, although no single result or action has been considered material to compensation decisions. The action plan may also include the method or actions required to deliver the results specified. The action plan for our Chief Executive Officer is agreed to by our Chief Executive Officer and our full board of directors. The action plan for each of our other executive officers, including the other named executive officers, is agreed to by the executive officer and our Chief Executive Officer. The compensation committee generally does not review or comment on the action plans of our named executive officers.
          The action plans also incorporate a personal effectiveness review, which is completed by the compensation committee in the case of the Chief Executive Officer, and by our Chief Executive Officer in the case of the other named executive officers. The personal effectiveness review covers the level of achievement of the company performance objectives and agreed to actions for the completed calendar year, any particular achievements not previously planned or discussed, and opportunities for improvements against specific result areas or accountabilities. These personal effectiveness reviews are considered by the Chief Executive Officer in his recommendations to the compensation committee concerning the executive officers’ cash bonuses and equity awards for the past calendar year and any salary increases for the upcoming calendar year, and as a result form a significant component of an executive officer’s compensation arrangements. The compensation committee strongly considers the Chief Executive Officer’s recommendations in making its recommendation to the full board of directors for approval.
     Competitive Market Data
          In addition to the annual performance reviews, in December 2007 the compensation committee began considering data from two sources in determining base salary increases and short and long-term incentive awards. The committee’s objective was to review the continued validity of the compensation policies that were adopted in June 2006 based on an extensive review of executive compensation by a compensation consultant hired by us at that time, as further described below. In connection with the extensive review in June 2006, the committee determined that our executive officers’ compensation should be at least equal to the median base salary and median incentive awards of the executives in the relevant markets. This practice was continued in December 2008.

          In December 2008, for U.S.-based employees, the committee used data from the Radford database for life science companies with less than 50 employees, and for Australian-based employees, the committee used data from the Mercer Australian Biotech Industry salaries and benefits survey results (which is published annually). We collectively refer to these sources as our Market Comparables. While the compensation committee uses the Market Comparables to generally set base salaries for our executive officers at or around the median level, in some instances based on experience of the individual, prior employment salaries or otherwise, the committee may determine that an executive officer’s salary should be above or below the medial level, as applicable.
          Based on a review of the Market Comparables in December 2008, the compensation committee determined that the compensation policies established by the committee in June 2006 in conjunction with reports prepared by Mercer Human Resource Consulting, an independent compensation consultant retained by us, were still valid. This compensation consultant review was undertaken by the compensation committee in June 2006 in connection with the relocation of our Chief Executive Officer from Australia to the United States and our executive officer hires in the U.S. market, including our Chief Financial Officer, our Vice President, Regulatory Affairs, our former Chief Medical Officer and our Interim Chief Medical Officer. The reports prepared by the compensation consultant in 2006 included Australian and U.S. market competitive compensation data for our Chief Executive Officer (Australian and U.S. data), Chief Financial Officer (Australian and U.S. data), Chief Medical Officer (U.S. data) and Vice President, Regulatory Affairs (U.S. data). For purposes of determining the compensation levels for our U.S.-based executives, including our Chief Executive Officer (who was then being relocated to the United States), the committee considered the U.S. market data. The U.S. market data was primarily gathered from the 2005 U.S. Top Five survey, which contains data from 395 U.S.-based publicly traded biopharmaceutical companies. The data for the surveys is submitted by the companies on an anonymous basis and is grouped in categories, such as location, stage of development and industry specialization. The data that the compensation committee reviewed was limited by the consultant to pharmaceutical and biotechnology companies with annual revenues of less than $5.0 million, which essentially included companies at the same product development stage as us. We refer to these companies as our U.S. Top Five Survey Companies.
          Mr. Aldridge’s employment agreement with us was terminated in August 2008 when he resigned from his position with us. Mr. Moody’s employment agreement with us was terminated in September 2008 when he resigned from his position with us.
Components of Compensation
          Executive compensation consists of the following components: base salaries, short-term incentives in the form of annual cash bonuses, long-term incentives in the form of both sign-on and annual stock option awards, and certain severance benefits, each as more fully described below.
          Base Salary
          Base salaries are determined based on the executive officer’s level of responsibilities and the experience of the individual. In order to attract and retain high-performing executive talent, the compensation committee believes it is important to provide base salaries that are at or about the median of the market in which we compete for the executive. Base salaries are reviewed annually (except in the case of new-hires or for promotions or other significant changes in responsibilities that happen during the fiscal year). In its annual review of base salaries, the committee assesses changes based on the scope and complexity of an executive officer’s responsibilities. The committee considers the Chief Executive Officer’s personal effectiveness reviews of the other named executive officers as well as the Chief Executive Officer’s compensation recommendations for the other named executive officers in its determination. Previously, our Chairman provided the personal effectiveness review of the Chief Executive Officer, Mr. Aldridge, which the committee considered in determining the Chief Executive Officer’s compensation. Going forward, the compensation committee will provide the personal effectiveness review of the Chief Executive Officer.
          We have entered into employment agreements with all of our executive officers. These agreements establish an initial base salary, which is subject to adjustment at the discretion of our compensation committee, in some cases only upward adjustment, as further described below.

          We entered into an employment agreement with Mr. Aldridge, our former Chief Executive Officer, in December 2006, in connection with his relocation to the United States, which set a minimum base salary for our Chief Executive Officer at $300,000. The compensation committee determined this amount in part based on its review of the compensation consultant’s report on the U.S. market data, indicating that the $300,000 base salary amount for the Chief Executive Officer fell between the 25th percentile and 50th percentile of the companies included in the U.S. Top Five Survey Companies. In December 2007, the compensation committee increased Mr. Aldridge’s base salary to $350,000 from $300,000 (a 17% increase) based on his performance and the base salaries for his level in the Radford database. Mr. Aldridge resigned from his position in August 2008, and his employment agreement with us was terminated. Mr. Aldridge was engaged as a consultant through May 2009, during which time his outstanding but unvested options continued to vest.
          Mr. Wiggans replaced Mr. Aldridge as Chief Executive Officer in August 2008 pursuant to an employment agreement entered into between us and Mr. Wiggans which provides for a base salary of $350,000, which is the same salary that Mr. Aldridge received prior to his resignation. The compensation committee determined this amount based on the fact that it was consistent with the pay determined by the committee as appropriate for the Chief Executive Officer.
          Mr. Moody resigned from his position as Chief Financial Officer in September 2008 and his employment agreement with us was terminated. Mr. Moody was engaged by us as a consultant through June 15, 2009, during which time his outstanding but unvested options continued to vest. Mr. Smith, our current Company Secretary and former Senior Director, Finance, replaced Mr. Moody as Chief Financial Officer in September 2008. The compensation committee reviewed and discussed Mr. Smith’s qualifications and background and the Market Comparables for similar positions in similar industries, and approved a base salary of A$213,636 for Mr. Smith.
          During the compensation committee’s December 2008 annual compensation review, the committee approved increases in the base salaries of George Mahaffey, our Chief Commercial Officer, Vice President, Sales & Marketing, by 6.7%, to $277,500 from $260,000, Cheri Jones, our Vice President, Regulatory Affairs, by 4.5%, to $256,000 from $245,000, Peter Welburn, Ph.D., our Chief Scientific Officer, Vice President, Research and Development, and General Manager, Australia, by 10.9%, to A$244,000 from A$220,000, and David Smith, our Chief Financial Officer and Company Secretary, by 5.2% to A$224,545 from A$213,636. These increases were recommended by the Chief Executive Officer and were based on the personal effectiveness reviews of each executive and the Market Comparables and effective as of January 1, 2009.
     Short Term Incentives — Annual Cash Bonuses
          Our annual cash bonuses reward our executive officers for our successful performance and each individual’s contribution to that performance. Cash bonuses are generally determined and paid in December based on performance for that calendar year, rather than at the end of our fiscal year (which is June 30). Annual cash bonus amounts are determined at the subjective discretion of the committee at the end of the calendar year following the Chief Executive Officer’s recommendation, which is based on our corporate results and the personal effectiveness reviews, as described more fully above under “Determination of Compensation.” The committee does not employ a formula in making its bonus determinations. Although the committee set total cash compensation (base salary and target cash bonus) in December 2007 to be at or around the median of Market Comparables, as applicable, the committee determined that our executive officers who out-perform in any given year should be eligible to receive annual cash bonuses in such amount as to place them at the 75th percentile for total cash compensation in the respective industry comparable. All of our named executive officers have total cash compensation that is at or around the median of compensation for their position in the Market Comparables.
          The compensation committee set target annual bonuses for the 2008 calendar year at 30% of base salary for each member of the executive management team other than Mr. Aldridge, whose target for 2008 was 40%. The committee increased Mr. Aldridge’s target annual cash bonus opportunity to 40% of his base salary in December 2007 (an increase from 30% for the prior year) based on information provided to the compensation committee in a report from Setren, Smallberg & Associates, an independent consultant, in conjunction with a review of board of director compensation (which included Mr. Aldridge, our former Chief Executive Officer and a director) undertaken at the committee’s request, and a review of the Radford database. The Setren report indicated that the bonus target practice for chief executive officers in the comparator group of firms reported a midpoint bonus target of 40%. As a result, the compensation committee determined that it would be appropriate to increase Mr. Aldridge’s bonus target to 40% to better align his total cash compensation with that of our competitors.
          For the 2008 calendar year, Mr. Smith, Dr. Welburn, Mr. Mahaffey and Ms. Jones received bonus awards of $38,879, $44,861, $78,000 and $66,150, respectively, representing approximately 26%, 27%, 30% and 27% of their respective base salaries. Mr. Aldridge and Mr. Moody resigned prior to payment of bonus awards. In making these bonus determinations, the committee noted successful achievement relating to:
•	commencement of our first phase III clinical trial for PEP005 (ingenol mebutate) Gel for AK under a Special Protocol Assessment from the FDA;

•	acquisition of Neosil, Inc. to expand our pipeline in dermatology and secure additional funding;

•	maintaining our current Good Manufacturing Practices, or cGMP, licensed manufacturing facility through 2008; and

•	completion of an international capital raising.
          These factors were not pre-established performance targets tied to specific bonus payouts, but rather reflected our corporate results for the prior year, which the committee considered in making its bonus determinations. The committee also considered the Chief Executive Officer’s recommendations which were based on his year-end personal effectiveness reviews of the executives’ performance during the past year.
          In fiscal 2009, we entered into employment agreements with Mr. Wiggans and Mr. Smith. The agreement for Mr. Wiggans provided for a 2008 annual cash bonus of $100,000, with a target range thereafter of $125,000 to $175,000 (which is effectively between 36% and 50% of his current base salary), to be determined by the compensation committee beginning in the 2009 calendar year and thereafter. The agreement for Mr. Smith set his target award bonus amount at 30% of base salary, which translates to a target award bonus amount of $57,204 (A$70,500).
     Long-term Incentives — Stock Options
          Historically, we have only provided long-term incentives in the form of options to purchase shares of our common stock. These long-term incentives are designed to encourage retention of key employees and align the interest of our employees with the creation of stockholder value by creating long-term employee interest in our growth and stock price value. Our policy is to set the exercise prices of our stock option grants equal to the current fair market value on the date of grant.
          Options are generally granted annually at the end of each calendar year, in connection with the executive officer’s formal personal effectiveness review. The committee has sole discretion over the approval of option grants for our Chief Executive Officer. With respect to our other named executive officers, the committee recommends the amount of option grants to be made for the executive officers, and the grants are subsequently approved by the full board of directors. For the November 2008 grants to the U.S. named executive officers, the committee targeted the Black-Scholes value of annual stock option awards at two times the level of each executive officer’s estimated annual cash bonus for 2008. To create parity with the option grants to the U.S. executive officers, Australian executive officer’s annual stock option awards are made as follows: one times the estimated cash bonus to be paid in December 2008 to each officer, plus one times the average of the target cash bonuses of the U.S. executive officers for 2008.
          In addition, options are granted in connection with the commencement of employment. In fiscal 2008, the committee undertook a review of option grants, and determined that the authority to grant new-hire options should be delegated to the Chief Executive Officer.
          In some cases, the compensation committee decides to award additional options to employees, including our executive officers, on a discretionary basis above the target levels described above. In fiscal 2009, discretionary grants of 9,300 and 7,000 were made to each of Messrs. Welburn and Smith as a means of retaining these individuals for the long term success of the company.

          The exercise prices of stock option grants is set to 20 times the closing price on the grant date of one CHESS Depository Interest representing 1/20th of a share of company common stock on the Australian Securities Exchange, as reported on the website of the Australian Stock Exchange at www.asx.com.au and as converted from Australian dollars to U.S. dollars using the foreign currency exchange rate published by the Reserve Bank of Australia as of 4 p.m. AEST on the date of grant, which the compensation committee determined to be the current fair market value of company common stock on the date of grant. Subject to the optionee’s continuous service, the options vest and become exercisable in 48 equal installments at the end of each month beginning with the month following the month in which the option was granted.
          In addition, the employment agreement for Mr. Wiggans, entered into in August 2008, provides for the grant of a stock option to purchase 225,000 shares of our common stock under our 2007 Incentive Award Plan, or 2007 Plan, and the grant of 225,000 shares of restricted stock. The stock option grant vested 50% on June 30, 2009 and the remaining 50% vest in 12 equal monthly installments on the last day of each month from July 2009 through June 2010, subject to continued employment, provided that for the final nine monthly installments, Mr. Wiggans is only required to be serving as Chief Executive Officer or Chairman, but not both. The restricted stock grant vested 25% on June 30, 2009 and will vest 25% on June 30, 2010, if Mr. Wiggans continues in the role of Chief Executive or Chairman of the Board through that date, and the remaining 50% will vest on June 30, 2011, if Mr. Wiggans continues to serve as Chief Executive Officer through that date, or on the first day during Mr. Wiggans’ employment period (August 2008 — June 2010) following a period of 20 consecutive trading days during which the volume-weighted average price per share of our common stock for each day is equal to or greater than $15.00 per share. These grants were approved by our stockholders at our 2008 annual meeting of stockholders, and the stock option grant was issued with an exercise price of $6.24.
          In connection with his promotion to Chief Financial Officer, Mr. Smith received a stock option to purchase 50,000 shares of our common stock under our 2007 Plan.
          Prior to the adoption of our 2007 Plan, stock option grants were made in accordance with the terms of our employee share option plan, or our “prior plan.” Under the 2007 Plan, options granted in connection with commencement of employment vest 25% on the first anniversary of commencement of employment and on a monthly basis for three years thereafter, rather than on a yearly basis over a period of three years with our prior plan. On-going option grants vest on a monthly basis over a period of four years from the date of grant, rather than on a yearly basis over a period of three years under our prior plan. The option term was increased from five years under our prior plan to ten years under our 2007 Plan. These changes were made to provide our option holders with more flexibility in exercising options and obtaining value, and to align our option terms with option terms granted by companies in similar industries in the U.S.
     Perquisite and Other Benefits
          U.S. executives receive healthcare, medical and dental coverage, life insurance coverage and access to flexible spending accounts on the same basis as the benefits provided to all U.S. employees.
          Our Australian executives receive no retirement allowances other than the statutory superannuation entitlements. As required by Australian law, we have contributed 9% from the salaries of each of our Australian employees to defined contribution superannuation funds. We permit employees to choose the superannuation fund into which the contributions are paid, provided the fund is appropriately registered. Australian employees also receive an additional superannuation contribution at 1% of base salary intended to be applied to life insurance. There are also limited salary packaging options for executives in the way they receive their base salary, these typically comprise vehicle leasing and superannuation.
          We agreed to assist our former Chief Executive Officer and former U.S.-based named executive officers with reasonable relocation costs and expenses in connection with opening our principal place of business in Emeryville, California. We agreed to these costs in order to entice Mr. Aldridge to relocate from Australia to the United States and to entice the other U.S.-based named executive officers to join us and move from their homes in other states in the continental United States. Mr. Aldridge’s employment agreement provided that we pay certain reasonable costs of relocation expenses, including one-way business class air travel from Brisbane to San Francisco, transportation and storage of furniture, a visa application and real estate agent services. In fiscal 2007, we paid an aggregate of $52,752 for these expenses and in fiscal 2008, we paid an aggregate of $968 for the expenses. Mr. Aldridge resigned from his employment with us in August 2008.

          Ms. Jones’ employment agreement provides that we pay the reasonable cost of economy air travel from Colorado to San Francisco, transportation and storage of furniture and up to eight weeks temporary accommodations in a furnished apartment. Ms. Jones is also paid an amount each month, commencing on the date of her transfer to the San Francisco Bay Area in June 2006 and continuing for a period of three years, to assist with her move to the San Francisco Bay Area. Under this arrangement, we have agreed to pay her as follows: $1,030 per month in the first year, $515 per month in the second year and $258 per month in the third year.
     Severance Benefits
          Each of our named executive officer’s employment agreements provides for a severance payment if the executive officer is terminated by us without the prior notice of termination specified in the agreement. These severance payments range from one month to six months of salary, based on position. The compensation committee determined that it was in our best interests to provide severance arrangements to our executive officers in order to keep their compensation arrangements competitive with those of other companies within our industry.
          In August 2008, we entered into an employment agreement with Mr. Wiggans, as Chief Executive Officer. In addition to the severance payment for termination by us without prior notice, Mr. Wiggans’ employment agreement provides for a change of control bonus of $500,000. Mr. Wiggans’ employment agreement also contains certain restrictive covenants, including that he will not solicit employees for a period of 18 months following termination of employment with us, and will not at any time without our prior written approval use any information that constitutes a “trade secret” to solicit business away from our customers or vendors. He also agreed not to serve as an employee, consultant or director of any competitor of ours during his employment with us.
          Mr. Aldridge’s employment agreement, entered into in December 2006, provided him with a severance payment in the case of a change of control if he is not offered a continuing position of equivalent responsibility. This agreement was entered into in consideration of agreements generally entered into with executives in our industry that maintain similar levels of responsibility to Mr. Aldridge. In August 2008, Mr. Aldridge resigned from his position with us. In connection with Mr. Aldridge’s resignation, we agreed to pay him a lump sum amount of $175,000 (equal to six months base salary) and to pay COBRA premiums for him and his dependents for a period of six months following the date of termination. Mr. Aldridge agreed to remain as a consultant through May 2009 and his separation agreement with us provided that his outstanding options would continue to vest through that date. The agreement provided that Mr. Aldridge would be paid a monthly fee of $6,000 for up to 40 hours per month in consulting services, and an additional $150 per hour for any additional hours worked during this period. In connection with his separation, we agreed to pay up to $20,000 towards executive outplacement services and fees and expenses of counsel for Mr. Aldridge in connection with the negotiation of the separation agreement. Mr. Aldridge agreed to release us from all claims he may have under his employment agreement or otherwise.
          Mr. Moody’s employment agreement, effective as of October 2006, provided him with a severance payment in the case of a termination without cause. In September 2008, Mr. Moody resigned from his position with us. In connection with his resignation, we agreed to pay Mr. Moody a lump sum payment of $140,000 (equal to six months base salary) and COBRA premiums for Mr. Moody and his dependents for a period of six months following the date of his termination. Mr. Moody agreed to remain as a consultant through June 15, 2009, and his separation agreement with us provided that his outstanding options would continue to vest through that date. The agreement provided that Mr. Moody would be paid a monthly fee of $1,333 for up to 20 hours per month in consulting services, and an additional $66.67 per hour for any additional hours worked during this period. In connection with his separation, we agreed to pay up to $7,500 towards executive outplacement services and fees and expenses of counsel for Mr. Moody in connection with the negotiation of the separation agreement. Mr. Moody agreed to release us from all claims he may have under his employment agreement or otherwise.
          A description of the material terms of these agreements can be found under “Potential Payments Upon Termination or Change-in-Control.”

Policy on Deductibility of Compensation
          The compensation committee annually reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended, which provides that we may not deduct certain compensation in excess of $1.0 million that is paid to certain individuals. There is an exception to the $1.0 million limitation for performance-based compensation meeting certain requirements. Under our 2007 Plan, any compensation deemed paid to an officer when he or she exercises an option with an exercise price that is equal to the fair market value of the option shares on the grant date is deemed to qualify as performance-based compensation and should not be subject to the $1.0 million deduction limitation. To maintain flexibility in compensating officers in a manner designed to promote varying corporate goals, our compensation committee has not adopted a policy requiring all compensation to be deductible.
Executive Compensation
          Summary Compensation Table
          The following table provides information regarding the compensation awarded, paid to, or earned by each of our named executive officers for all services rendered to us for the fiscal years ended June 30, 2007, June 30, 2008 and June 30, 2009. The amounts included in the table are in U.S. dollars, and have been converted from Australian dollars at an exchange rate of A$1 for each U.S.$0.7477, which was the average exchange rate published by the Reserve Bank of Australia for the period from July 1, 2008 through June 30, 2009.

					Option	All Other
Name and Principal Position	Year	Salary(1) ($)	Bonus(2) ($)		Awards(3) ($)	Compensation(4) ($)		Total ($)
Thomas G. Wiggans,	2009	$307,596	$100,000		$1,335,777	—		$1,743,373

Chief Executive Officer

Michael D.A. Aldridge,	2009	243,906	—		(181,841)	$181,506	(5)	243,571

Former Chief Executive Officer	2008	323,958	88,200		279,900	968		693,026

	2007	251,171	87,175		352,267	52,752		743,365

David J.B. Smith,	2009	173,909	38,879		89,888	—		302,676

Company Secretary and Chief Financial Office(6)

Philip K. Moody,	2009	193,040	—		(179,789)	147,899	(7)	161,150

Former Chief Financial Officer and Vice President, Finance and Operations	2008	280,000	42,000		283,855	—		605,855
	2007	210,000	—	(8)	325,034	—		535,034

George W. Mahaffey,	2009	268,750	78,000		235,331	—		582,081

Chief Commercial Officer, Vice President, Sales & Marketing(9)	2008	222,103	49,920		416,822	—		688,845
	2007	23,833	—		17,045	—		40,878

				Option	All Other
Name and Principal Position	Year	Salary(1) ($)	Bonus(2) ($)	Awards(3) ($)	Compensation(4) ($)	Total ($)
Peter J. Welburn, Ph.D.,	2009	190,807	44,861	189,806	39,419	464,893

Chief Scientific Officer and Vice President, Research & Development	2008	209,170	52,500	214,751	46,710	523,131
	2007	129,550	23,775	105,246	38,438	297,009

Cheri A. Jones, M.S.	2009	250,500	66,150	159,231	—	475,881

Vice President, Regulatory Affairs	2008	245,000	66,150	168,740	—	479,890

	2007	245,000	26,000	114,343	17,014	402,357

(1)	The amounts shown include salary deferred under statutory superannuation entitlements for Australian employees, otherwise payable in cash during each of the two fiscal years. Compensation paid to Mr. Wiggans for his service as a director is disclosed below under the caption “Director Compensation.”

(2)	While all other compensation listed in the table was earned for the fiscal years ended June 30, 2007, June 30, 2008 and June 30, 2009, cash bonuses are paid on a calendar year basis and not on the basis of the June 30 fiscal year. The amounts shown are the annual cash bonuses earned for the 2006, 2007 and 2008 calendar years and paid in December 2006, 2007 and December 2008, respectively.

(3)	The amounts shown are the amounts of compensation costs recognized by us in fiscal years 2008 and 2009 related to the grants of stock options in fiscal years 2008 and 2009 and prior fiscal years, as prescribed under SFAS No. 123R. For a discussion of valuation assumptions, see Note 11, “Share Based Payments,” of the Notes to our Consolidated Financial Statements. These amounts include additional compensation costs recognized by us in connection with the reissuance of stock options in connection with the Reorganization (as defined below) which occurred in fiscal 2008. For fiscal 2008, the total amount of the increase in compensation costs attributable to the named executive officers (to be incurred over the life of the options) was $253,000. The chart below sets forth the additional compensation cost per person incurred in fiscal 2009 as a result of the Reorganization.

On October 16, 2007, we were formed for the purpose of reorganizing our former parent company, Peplin Limited, into the United States. In connection with this reorganization, we acquired all the outstanding ordinary shares of Peplin Limited pursuant to a Scheme of Arrangement approved by the Federal Court of Australia and by Peplin Limited’s shareholders in which we issued one share of our common stock for every 20 ordinary shares of Peplin Limited that were issued and outstanding. We also cancelled each of the outstanding options to acquire ordinary shares of Peplin Limited, including those that were listed on the Australian Securities Exchange, or ASX, and issued replacement options, appropriately adjusted to reflect the reorganization, representing the right to acquire shares of our common stock. We refer to these transactions as the Reorganization.

Fiscal 2009
Compensation Cost
Related
Name	to Reorganization($)
Thomas G. Wiggans	0
Michael D.A. Aldridge	29,600
Philip K. Moody	(25,074)
David J.B. Smith	1,273
George Mahaffey	18,528

Fiscal 2009
Compensation Cost
Related
Name	to Reorganization($)
Peter J. Welburn	3,392
Cheri A. Jones	1,150

(4)	The amounts shown consist of our incremental cost for the provision to the named executive officers of certain specified perquisites for fiscal 2009, as follows: $39,419 in car allowance for Dr. Welburn and $181,506 for Mr. Aldridge and $147,899 for Mr. Moody for payments in accordance with their separation agreements. Relocation costs represent amounts that we agreed to pay in connection with each officer’s relocation to the San Francisco Bay Area pursuant to each officer’s employment agreement. See “Executive Compensation — Employment Agreements” for a description of the relocation costs we have agreed to pay. The car allowance paid to Dr. Welburn represents a benefit provided to Dr. Welburn in lieu of a portion of his base salary.

(5)	Mr. Aldridge resigned from his position with us in August 2008. In connection with his resignation, we agreed to pay Mr. Aldridge a lump sum payment of $175,000 (equal to six months base salary) and COBRA premiums equal to $6,506. Mr. Aldridge agreed to remain as a consultant through May 2009, and his separation agreement with us provided that his outstanding options would continue to vest through that date. Mr. Wiggans, our Chairman of the Board, joined us as Chief Executive Officer in August 2008.

(6)	Mr. Smith, our current company secretary and former Senior Director, Finance, was appointed as our Chief Financial Officer in September 2008.

(7)	Mr. Moody commenced employment with us in October 2006 and resigned in September 2008. In connection with his resignation, we agreed to pay Mr. Moody a lump sum payment of $140,000 (equal to six months base salary) and pay COBRA premiums equal to $7,899. Mr. Moody agreed to remain as a consultant through June 15, 2009, and his separation agreement provided that his outstanding options would continue to vest through that date.

(8)	Mr. Moody did not earn a bonus for the 2006 calendar year because he was hired in October 2006.

(9)	Mr. Mahaffey commenced employment with us in May 2007. Amounts shown for fiscal 2007 compensation are for the period from May 27, 2007 through June 30, 2007.
     Grants of Plan-Based Awards — Fiscal 2009
          The following table sets forth summary information regarding all grants of plan-based awards made to our named executive officers during the fiscal year ended June 30, 2009:

			All Other
			Option Awards:	Exercise or	Grant Date	Grant Date
			Number of	Base Price	Closing Price	Fair Value
			Securities	of Option	of Option	of Stock
			Underlying	Awards	Awards	and Option
Name	Award	Grant Date(1)	Options(#)	($/Sh)(2)(3)(4)	($/Sh)(2)(4)	Awards($)(2)(5)
Thomas G. Wiggans	Stock options	10/06/2008	225,000	$6.24	$6.24	$802,671
	Restricted stock	10/06/2008	225,000	6.24	6.24	1,404,000
David J.B. Smith	Stock options	11/18/2008	50,000	3.86	3.86	121,464
George W. Mahaffey	Stock options	11/18/2008	60,000	3.86	3.86	145,758
Peter J. Welburn, Ph.D.	Stock options	11/18/2008	55,000	3.86	3.86	133,611
Cheri A. Jones, M.S.	Stock options	11/18/2008	54,000	3.86	3.86	131,183

(1)	All options to purchase shares of our common stock issued under our 2007 Plan vest monthly over four years following issuance, except for options granted upon commencement of employment, which vest 25% on the first anniversary of commencement of employment and monthly for three years thereafter, subject in each case to continued service with us.

(2)	All options granted to purchase shares of our common stock under our 2007 Plan are made in U.S. dollars.

(3)	Our policy is to set the exercise prices of our stock option grants equal to the market price on the date of grant. Market price on the date of grant is determined by calculating the volume weighted average closing share price of our stock on the ASX for the five trading days following the date of grant.

(4)	Amounts shown are the closing prices of our stock on the ASX on the grant date.

(5)	The U.S. dollar value of the option grants shown represents the grant date fair value based on the Black-Scholes model of option valuation to determine grant date fair value, as prescribed under SFAS No. 123R. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. There is no assurance that the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The following assumptions were used in the Black-Scholes model: market price of stock, $3.86 to $6.24; exercise price of option, $3.86 to $6.24; expected stock volatility, 61.18% to 66.77; risk-free interest rate, 3.48% to 3.53% (based on the 10-year treasury bond rate); expected life, 5.62 to 6.20 years; dividend yield, 0%; expected forfeiture, 12.46%. These options vest and are generally exercisable in 48 monthly tranches beginning one month after the grant date.
Employment and Consultancy Agreements
          Employment Agreements. All of our named executive officers are parties to employment agreements that establish an initial base salary, which is subject to adjustment (either up or down) at the discretion of our compensation committee, except that Mr. Aldridge’s employment agreement provided for only upward discretion. In addition, Mr. Wiggans’ employment agreement provides that his base salary may only be decreased in connection with a decrease of the base salaries of all of our executive officers, and then only by the percentage decrease of all such other executive officers.
          Each named executive officer’s employment agreement sets the executive’s target annual cash bonus opportunity as a percentage of his or her calendar year base salary, subject to the discretion of the compensation committee. Actual annual cash bonus amounts have historically been determined at the subjective discretion of the committee at the end of each calendar year following consideration of the executives’ personal effectiveness reviews. See “Compensation Discussion and Analysis — Components of Compensation — Short Term Incentives — Annual Cash Bonuses” for a discussion of the named executive officers’ bonuses.
          The employment agreements for each of Mr. Aldridge and Ms. Jones provide for the payment of certain relocation costs associated with the executives’ relocation to the San Francisco Bay Area. See “Compensation Discussion and Analysis — Components of Compensation — Perquisites and Other Benefits” for a discussion of the relocation costs. Mr. Aldridge resigned from employment with us in August 2008.
          The employment agreements also provide for certain severance payments and benefits. None of the employment agreements with our named executive officers have any specified terms and each of the named executive officers is an at-will employee, whose employment may be terminated by us at any time, for any reason or no reason, with or without cause, with written notice ranging from one to six months. See “Potential Payments Upon Termination or Change-in-Control” for a discussion of any payments or other benefits payable upon termination of the named executive officers’ employment.
          In addition, the employment agreement for Mr. Wiggans provides for the grant of options to purchase 225,000 shares of our common stock under our 2007 Plan, which options vest as follows:
•	50% vested on June 30, 2009; and

•	the remaining 50% vest in 12 equal monthly installments on the last day of each month from July 2009 through June 2010, subject to continued employment, provided that for the final nine monthly installments, Mr. Wiggans is only required to be serving as the Chief Executive Officer or Chairman, but not both.
          The stock option grant was approved by our stockholders at our 2008 annual meeting of stockholders and issued that day with an exercise price of $6.24.

          Mr. Wiggans’ employment agreement also provides for the grant of 225,000 shares of restricted stock. These shares vest as follows:
•	25% vested on June 30, 2009;

•	25% vest on June 30, 2010, if Mr. Wiggans continues in the role of Chief Executive Officer or Chairman through that date; and

•	the remaining 50% shall vest on June 30, 2011, if Mr. Wiggans continues to serve as Chief Executive Officer through that date, or on the first day during Mr. Wiggans’ employment period (August 2008 — June 2010) following a period of 20 consecutive trading days during which the volume-weighted average price per share of our common stock for each day is equal to or greater than $15.00 per share.
          Outstanding Equity Awards at 2009 Fiscal Year-End
          The following table sets forth summary information regarding the outstanding equity awards held by our named executive officers at June 30, 2009.

	Option Awards
	Number of	Number of		Option
	Securities	Securities		Exercise
	Underlying	Underlying		Price per
	Unexercised Options	Unexercised Options		Share	Option Expiration
Name	Exercisable(#)	Unexercisable(#)		($)	Date
Thomas G. Wiggans	8,855	16,145	(1)	$13.27	01/15/2018
	112,500	112,500	(2)	6.24	10/05/2018

David J.B. Smith	1,167	0		8.11	12/31/2009
	1,300	0		12.72	12/31/2010
	7,500	0		12.90	08/08/2011
	5,000	0		15.85	12/31/2011
	4,445	7,380	(3)	13.81	12/02/2017
	7,294	42,706	(4)	3.86	11/17/2018

George W. Mahaffey	60,000	25,000	(5)	15.85	11/06/2012
	3,780	6,287	(3)	13.81	12/02/2017

	8,750	51,250	(4)	3.86	11/17/2018

Peter J. Welburn, Ph.D.	16,254	27,063	(3)	13.81	12/02/2017
	4,050	0		8.11	12/31/2009
	5,000	0		12.72	12/31/2010
	20,000	0		12.90	8/8/2011
	10,000	0		15.85	12/31/2011
	8,022	46,978	(4)	3.86	11/17/2018

Cheri A. Jones, M.S.	12,510	20,829	(3)	13.81	12/02/2017
	25,000	0		12.72	12/31/2011
	10,000	0		15.85	12/31/2011
	7,875	46,125	(4)	3.86	11/17/2018

(1)	The remaining shares vest in 31 equal monthly instalments to January 16, 2012.

(2)	The remaining shares vest in 12 equal monthly installments on the last day of each month from July

2009 through June 2010, subject to continued employment, provided that for the final nine monthly installments, Mr. Wiggans is only required to be serving as the Chief Executive Officer or Chairman, but not both.

(3)	The remaining shares vest in 30 equal monthly installments to December 3, 2011.

(4)	The remaining shares vest in 41 equal monthly installments to November 18, 2012.

(5)	The remaining shares vest in 41 equal monthly installments to November 18, 2012.

(6)	30,000 shares vest May 25, 2009, 25,000 vest May 29, 2010 and the remainder vest on May 25, 2010.
          As of June 30, 2009, Mr. Wiggans also held 168,750 non-vested shares of restricted stock of which 56,250 vest on June 30, 2010, if Mr. Wiggans continues in the role of Chief Executive Officer or Chairman through that date; and with the remaining 112,500 to vest on June 30, 2011, if Mr. Wiggans continues to serve as Chief Executive Officer through that date or on the first day during Mr. Wiggans’ employment period (August 2008 — June 2010) following a period of 20 consecutive trading days during which the volume-weighted average price per share of our common stock for each day is equal to or greater than $15.00 per share.
          Option Exercises and Stock Vested at 2009 Fiscal Year-End
          None of our named executive officers exercised any options to purchase shares of our common stock during fiscal 2009. Other than the grant of 225,000 shares of restricted stock to Mr. Wiggans in fiscal 2009, we have never granted stock awards to our named executive officers.
Potential Payments Upon Termination or Change-in-Control
          Employment Agreements
          We have entered into employment agreements with each of our named executive officers which provide them with certain severance payments:
          Thomas G. Wiggans. Pursuant to the terms of his employment agreement, we may terminate Mr. Wiggans with or without cause upon giving written notice to him specifying the effective date of the termination, which cannot be not less than thirty days or more than forty days following the date notice is given. Mr. Wiggans can also terminate his employment with us for good reason or without good reason at any time upon giving written notice to us specifying the effective date of the termination, which cannot be less than thirty days or more than forty days following the date notice is given. In the event that Mr. Wiggans terminates his employment for good reason, we will be required to make a severance payment equal to his base salary in effect immediately preceding the termination date for a period of six months following termination, and pay for continuation of COBRA premiums for a period of six months following termination.
          For purposes of Mr. Wiggans’ employment agreement, “cause” means the board of directors’ reasonable determination that Mr. Wiggans has:
•	been convicted of or pled guilty or no contest to any felony;

•	committed one or more acts of theft, embezzlement or misappropriation against the company; or

•	materially breached his obligations under his respective employment agreement and the breach has not been remedied within 30 days of delivery to executive by us of a written notice specifically identifying the breach.

For purposes of Mr. Wiggans’ employment agreement, “good reason” shall mean:

•	the company’s material breach of the compensation and benefit obligations set forth in the executive’s employment agreements;

•	a material, substantial, and permanent reduction in the executive’s duties, responsibilities or authority at the company without the executive’s prior written consent;

•	a material breach of executive’s employment agreement by removing executive from the position of Chief Executive Officer without executive’s prior written consent; or

•	a material change in the geographic location at which Mr. Wiggans must perform services.
          David J.B. Smith. Pursuant to the terms of his employment agreement, we may terminate Mr. Smith’s employment with or without cause upon giving written notice to Mr. Smith specifying the effective date of the termination which cannot be not less than thirty days or more than forty days following the date notice is given. Mr. Smith can also terminate his employment with us for good reason or without good reason at any time upon giving written notice to us specifying the effective date of the termination which cannot be not less than thirty days or more than forty days following the date notice is given. In the event that we terminate Mr. Smith’s employment without cause, or Mr. Smith terminates his employment for good reason, we will be required to make a severance payment equal to his base salary and superannuation contribution in effect immediately preceding the termination date for a period of six months following termination.
          For purposes of Mr. Smith’s employment agreement, “cause” means the board of directors’ reasonable determination that the executive has:
•	been convicted of or pled guilty or no contest to any felony, or any violation of securities law of any jurisdiction;

•	committed one or more acts of theft, embezzlement or misappropriation against the company;

•	materially breached his obligations under his respective employment agreement and the breach has not been remedied within 30 days of delivery to executive by us of a written notice specifically identifying the breach;

•	violated the company’s Code of Business Conduct and Ethics; or

•	materially failed to perform his duties to the company or a subsidiary to a reasonably satisfactory level as determined by a majority of the members of the board of directors after there has been delivered to executive a written demand for performance by the company or subsidiary that describes the specific material deficiencies.

For purposes of Mr. Smith’s employment agreement, “good reason” shall mean:

•	the company’s material breach of the compensation and benefit obligations set forth in Mr. Smith’s employment agreement;

•	a material, substantial, and permanent reduction in Mr. Smith’s duties, responsibilities or authority at the company without Mr. Smith’s prior written consent; or

•	a material change in the geographic location at which Mr. Smith must perform services (other than a reassignment or relocation to the United States agreed to by Mr. Smith and the company).
          Michael D.A. Aldridge. In August 2008, Mr. Aldridge resigned from his position with us. In connection with his resignation, we agreed to pay Mr. Aldridge a lump sum amount of $175,000 (equal to six months base salary) and to pay COBRA premiums for Mr. Aldridge and his dependents for a period of six months following the date of termination. Mr. Aldridge agreed to remain as a consultant through May

2009, and his separation agreement with us provided that his outstanding options would continue to vest through that date. The agreement provided that Mr. Aldridge would be paid a monthly fee of $6,000 for up to 40 hours per month in consulting services, and an additional $150 per hour for any additional hours worked during this period. In connection with his separation, we agreed to pay up to $20,000 towards executive outplacement services and fees and expenses of counsel for Mr. Aldridge in connection with the negotiation of the separation agreement. Mr. Aldridge agreed to release us from all claims he may have under his employment agreement or otherwise.
          Philip K. Moody. In September 2008, Mr. Moody resigned from his position with us. In connection with his resignation, we agreed to pay Mr. Moody a lump sum amount of $140,000 (equal to six months base salary) and to pay COBRA premiums for Mr. Moody and his dependents for a period of six months following the date of termination. Mr. Moody agreed to remain as a consultant through June 15, 2009, and his separation agreement with us provided that his outstanding options would continue to vest through that date. The agreement provided that Mr. Moody would be paid a monthly fee of $1,333 for up to 20 hours per month in consulting services, and an additional $66.67 per hour for any additional hours worked during this period. In connection with his separation, we agreed to pay up to $7,500 towards executive outplacement services and fees and expenses of counsel for Mr. Moody in connection with the negotiation of the separation agreement. Mr. Moody agreed to release us from all claims he may have under his employment agreement or otherwise.
          Peter J. Welburn, Ph.D. Pursuant to the terms of his employment agreement, we may terminate Dr. Welburn’s service without cause, provided that we make a payment in lieu of the three-month notice period specified in the agreement, plus any accumulated leave. Upon termination for cause, Dr. Welburn may be entitled to accumulated leave payments, if any, and such termination shall be effective from the date of notice of termination submitted by us.
          For purposes of Dr. Welburn’s employment agreement, “cause” means if the executive:
•	is unable to perform his duties under the agreement for a continuous period of nine months in a 12-month period or is unable to perform his duties for separate periods in aggregate of 12 months in a 24-month period;

•	commits a willful breach or willfully neglects to perform his obligations under the employment agreement, company policy or company code of conduct;

•	commits any other act which would entitle us to dismiss him summarily; or

•	fails to observe or perform his duties under the employment agreement and fails to cure such failure within seven days of being instructed to do so in writing.
          George W. Mahaffey and Cheri A. Jones, M.S. Pursuant to the terms of their respective employment agreements, we may terminate Mr. Mahaffey’s or Ms. Jones’ service without cause, provided that we make a payment in lieu of the six-month or three-month notice period, respectively, specified in the respective agreement. We may terminate the executive’s employment immediately for cause without further compensation.
          For purposes of the Mr. Mahaffey and Ms. Jones’ employment agreements discussed above, “cause” means if the executive:
•	engages in misconduct;

•	commits a willful breach or willfully neglects to perform his obligations under the employment agreement;

•	fails to observe or perform his duties under the employment agreement and fails to cure such failure within seven days of being instructed to do so in writing;

•	is convicted of or pleads nolo contendere to any felony or crime of moral turpitude; or

•	refuses to carry out the lawful directions of the board of directors of the employing entity or a supervisor, as specified in the employment agreements.
          Mr. Wiggans’ employment agreement also provides for a change of control bonus of $500,000, payable upon the occurrence of a change of control, and for acceleration of all outstanding stock options or restricted stock upon the occurrence of a change of control. For purposes of his employment agreement, a “change of control” is generally defined as one of the following: (a) any person becomes the beneficial owner of our securities representing 50% or more of our combined voting power; (b) a change in the majority of the membership of our board occurs; (c) we are merged, consolidated or combined with another corporation or entity, there is a disposition, transfer, sale or exchange of all or substantially all of our assets, or we acquire the assets or stock of another entity and, in each case, and our stockholders prior to such transaction own less than 50% of the outstanding voting securities of the surviving entity, a majority of our directors were also directors of the successor entity and no one person or group owns 50% or more of the combined voting power of the successor entity; or (d) stockholder approval of a plan of our liquidation or dissolution.
          In addition, Mr. Wiggans’ employment agreement contains restrictive covenants. Mr. Wiggans has agreed to not solicit employees for a period of 18 months following termination of employment with us, and will not at any time without our prior written approval use any information that constitutes a “trade secret” to solicit business away from our customers or vendors. Furthermore, he has agreed during not to serve as an employee, consultant or director with any competitor of ours during his employment with us.
          In accordance with the rules and requirements of the Securities and Exchange Commission, the following table presents our reasonable estimate of the benefits payable to the named executive officers under our agreements assuming that:
•	a change of control occurred on June 30, 2009, the last business day of fiscal year 2009; and

•	for Messrs. Aldridge and Moody, a change of control and termination of employment occurred on their last days of employment with us, August 15, 2008 and September 2, 2008, respectively; and

•	a termination without the required notice occurred on June 30, 2009, the last business day of fiscal year 2009.
          Excluded are benefits provided to all employees, such as accrued vacation, and benefits provided by third-parties under our life and other insurance policies. While we have made reasonable assumptions regarding the amounts payable, there can be no assurance that in the event of a qualifying termination in connection with a change of control, the named executive officers will receive the amounts reflected below.

				Value of Potential
		Cash		Stock and Option	COBRA		Total
		Severance(1)(2)		Acceleration(2)(3)	Premiums(4)	Other	Value(2)(5)
Name	Trigger	($)		($)	($)	($)	($)
Thomas G. Wiggans	Change of Control	$500,000		$1,671,588	$12,000	—	$2,183,588

	Termination Without Required Notice Period	175,000		—	—	—	175,000

Michael D.A. Aldridge	Change of Control	—		—	—	—	—

	Resignation(6)	175,000		—	6,506	$20,000	201,506

David J.B. Smith	Change of Control	—		—	—	—	—

	Termination Without Required Notice Period	100,208	(2)	—	—	—	100,208

Philip K. Moody	Change of Control	—		—	—	—	—

	Resignation(7)	140,000		—	7,899	7,500	155,399

				Value of Potential
		Cash		Stock and Option	COBRA		Total
		Severance(1)(2)		Acceleration(2)(3)	Premiums(4)	Other	Value(2)(5)
Name	Trigger	($)		($)	($)	($)	($)
George Mahaffey	Change of Control	138,750		—	—	—	138,750

	Termination
	Without Required
	Notice Period

Peter J. Welburn, Ph.D.	Change of Control	54,445	(2)	—	—	—	54,445

	Termination
	Without Required
	Notice Period

Cheri A. Jones, M.S.	Change of Control	64,000		—	—	—	64,000

	Termination
	Without Required
	Notice Period

(1)	Represents the dollar value of cash severance based upon the monthly salary for the executive officer, multiplied by the number of months required by the notice period specified in the agreement.

(2)	Amounts have been converted from Australian dollars using the foreign currency exchange rate of A$1 for each US$0.8114 as of June 30, 2009.

(3)	Amounts shown represent the aggregate value of the acceleration of vesting of the executive officer’s unvested options, based on the spread between the closing price of our common stock of $8.44 on June 30, 2009 and the option exercise prices.

(4)	Excludes the value to the executive of the continued right to indemnification by us. Executive officers will be indemnified by us and will receive continued coverage under our directors’ and officers’ liability insurance (if applicable).

(5)	For the purposes of calculation of the COBRA premiums, a monthly payment of U.S.$2,000 has been assumed, except for the COBRA premiums of $6,506 for Mr. Aldridge and $7,899 for Mr. Moody, which were paid in connection with their separation agreements.

(6)	In connection with Mr. Aldridge’s resignation on August 15, 2008, we agreed to pay him a lump sum amount of $175,000 (equal to six months base salary) and to pay COBRA premiums for him and his dependents for a period of six months following the date of termination. We also agreed to pay up to $20,000 towards executive outplacement services and fees and expenses of counsel for Mr. Aldridge in connection with the negotiation of the separation agreement. A description of the material terms of Mr. Aldridge’s severance agreement can be found above in this “Potential Payments Upon Termination or Change-in-Control” section.

(7)	In connection with Mr. Moody’s resignation on September 2, 2008, we agreed to pay him a lump sum amount $140,000 (equal to six months base salary) and to pay COBRA premiums for him and his dependents for a period of six months following the date of termination. We also agreed to pay up to $7,500 towards executive outplacement services and fees and expenses of counsel for Mr. Moody in connection with the negotiation of the separation agreement. A description of the material terms of Mr. Moody’s severance agreement can be found above in this “Potential Payments Upon Termination or Change-in-Control” section.
          Option Acceleration Policy
          Our board of directors has adopted a policy that provides that in the event of a change of control, with respect to our Chief Executive Officer all unvested options held at the time of such change of control will become fully vested and exercisable and for those officers who report directly to our Chief Executive Officer, which includes each of our named executive officers, each officer’s unvested options held at the time of such change of control will become fully vested and exercisable where the officer is not offered a continuing position of equal responsibility. Our board of directors has the right to amend or terminate this policy at any time. The term “change of control” has not been defined for these purposes. Our board of directors in its discretion determines whether a change of control has occurred under this policy, except for Mr. Wiggans’ employment agreement, which defines change of control for these purposes.

Director Compensation
     Our executive officers do not receive additional compensation for their service as directors. The table below summarizes the compensation received by our directors who were non-employees for fiscal 2009. The compensation in the below table for Mr. Wiggans and Dr. Bauer is related to their service as non-employee directors before they became executive officers of the company, and does not include compensation for their service as executive officers of the company. The retainer fees are paid to our directors in Australian dollars, and the amounts shown below have been converted to U.S. dollars at an exchange rate of A$1 for each US$0.7477, which was the average exchange rate published by the Reserve Bank of Australia for the period from July 1, 2008 through June 30, 2009.

	Fees Earned
	or Paid in	Option
	Cash(1)	Awards(2)	Total
Name	($)	($)	($)
Thomas G. Wiggans	$10,592	$87,760	$98,352
Eugene Bauer M.D.	6,231	—	6,231
Cherrell Hirst	39,876	51,364	91,240
Gary Pace, B.Sc. (Hons), Ph.D.	42,526	51,364	93,890
James Scopa	42,526	51,364	93,890
Michael Spooner	39,876	51,364	93,890
Josh Funder	28,363	—	28,363

(1)	Non-employee director retainer fees are determined by our board of directors within the aggregate limit for directors’ fees previously approved prior to the Reorganization. Non-employee director retainer fees were A$50,000 for all non-employee directors from July 1, 2008 through February 28, 2009, and US$50,000 for U.S.-based non-employee directors and A$60,000 for Australian-based non-employee directors from March 1, 2009 through June 30, 2009. Non-employee directors do not receive any retirement allowances or benefits, other than statutory superannuation entitlements, which are funded through a portion of the fees shown above. We pay no additional fees for attending meetings or for serving on committees.

(2)	The amounts shown are the amounts of compensation cost recognized by us in fiscal year 2009 related to the grants of stock options in fiscal year 2009 and prior fiscal years, as prescribed under the Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment, as amended, or SFAS No. 123R.

As of the end of our 2009 fiscal year, each of Dr. Pace and Messrs. Scopa and Spooner held options to acquire 20,000 shares of our common stock, Dr. Bauer held options to acquire 105,000 shares of our common stock, Ms. Hirst held options to acquire 15,000 shares of our common stock, and Mr. Wiggans held options to acquire 250,000 shares of our common stock. With the exception of Mr. Wiggans, who holds unvested options to acquire 128,645 shares of our common stock and Dr. Bauer who holds unvested options to acquire 100,000 shares of our common stock, none of our other non-employee directors held any unvested stock awards as of the end of our 2009 fiscal year.
     Newly appointed non-employee directors have historically been granted stock options in their first year of service on our board after approval of the stock option grants by our stockholders.
     In March 2009, the compensation committee engaged Setren, Smallberg & Associates, an independent consultant hired by us, to review director compensation, both the cash and equity components. The consultant used data from the Radford database for life sciences companies and the consultant’s own internal data in making its recommendations to the compensation committee. The committee decided that the cash component of director compensation was below the targeted midpoint of the comparator group and, as a result, should be increased. The committee determined that cash compensation should increase from A$50,000 for all non-employee directors to US$50,000 for U.S.-based non-employee directors and A$60,000 for Australian-based non-employee directors. The committee decided that the equity component of compensation as determined in a December 2007 remain competitive.
     In December 2007, based on a review by Setren, Smallberg & Associates, the compensation committee decided to set option grants at 25,000 upon appointment to the board of directors and up to an additional 15,000 options annually, and to provide the Chairman 50,000 additional options upon appointment and up to an additional 15,000 annually. In October 2008; following the approval of our stockholders at our annual meeting of stockholders, we granted options to purchase 15,000 shares to each of our non-executive directors.
     Our non-employee directors do not receive any additional fees for serving on our board or committees, or attending meetings and, as a result of Mr. Wiggans becoming our Chief Executive Officer in August 2008, he is no longer paid annual retainer fees as our Chairman. In addition, Dr. Bauer no longer receives annual retainer fees as a non-employee director as a result of his becoming our President and Chief Medical Officer in September 2008.
Compensation Committee Report
     The information contained in this report shall not be deemed to be “soliciting material,” to be “filed” with the SEC, or to be subject to Regulation 14A or Regulation 14C (other than as provided in Item 407 of Regulation S-K) or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed to be incorporated by reference in future filings with the SEC except to the extent that Peplin specifically incorporates it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.
     The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” section of this Amendment with Peplin’s management. Based on that review and those discussions, the Compensation Committee recommended to the Peplin board of directors that the “Compensation Discussion and Analysis” section be included in this Amendment.
Submitted by the Compensation Committee
James Scopa, Chairperson
Gary W. Pace, B.Sc. (Hons), Ph.D.
Michael Spooner
Compensation Committee Interlocks and Insider Participation
     The members of our compensation committee during fiscal 2009 were: Messrs. Scopa, Pace and Spooner for all of fiscal 2009 and Messrs. Bauer and Wiggans until their appointments as executive officers of Peplin in July 2008 and September 2008, respectively. The board of directors appointed Mr. Scopa as chairperson of the compensation committee in September 2008 upon Mr. Wiggans’ departure from the committee.
     During fiscal 2009, Messrs. Bauer and Scopa were the only members of the compensation committee that had any relationship with Peplin requiring disclosure under Item 404 of Regulation S-K.
     Pursuant to a purchase agreement for shares and options entered into in May 2006, by and among Peplin Limited and MPM BioVentures IV-QP L.P., MPM BioVentures IV, L.P. and MPM Asset Management Investors BV4, or collectively, MPM, Peplin Limited undertook to procure that a resolution be put to shareholders to appoint Mr. Scopa, who is a general partner of MPM, as a director and also to appoint a person nominated by MPM as a director. Mr. Scopa was elected as a director by shareholders in June 2006 and Dr. Bauer, MPM’s nominated person, was also elected by shareholders in June 2006. Since each respective election, Mr. Scopa and Dr. Bauer have served as directors under the terms of the constitution of Peplin Limited and no further obligations in relation to their appointments exist under the purchase agreement. We have paid MPM fees related to our capital raisings in 2006 in the amounts of $93,292, and $57,240 in the years ended June 30, 2006 and 2007, respectively.

     Effective October 16, 2008, we acquired all of the outstanding shares of Neosil, Inc., or Neosil, a privately held, dermatology-focused company. The purchase price of $6.7 million was settled with 819,378 shares of our common stock in exchange for all the outstanding shares of Neosil. Dr. Bauer, a member of our board of directors and chief medical officer, was the chief executive officer of Neosil and a stockholder in Neosil. Dr. Bauer received zero shares of our common stock in connection with the Acquisition.
     On September 11, 2007 and October 8, 2007, Peplin Limited issued an aggregate of 22,222,222 ordinary shares, or 1,111,112 shares after giving effect to the Reorganization, for an aggregate consideration of approximately $17.1 million. The issuance was made in a private placement to certain investors pursuant to subscription agreements with Peplin Limited, entered into on August 9, 2007, which contained customary provisions for such agreements, including representations and warranties with respect to each party, covenants designed to preserve exemption from registration under the Securities Act of 1933 and confidentiality provisions. In addition, Peplin Limited reimbursed MPM BioVentures IV LLC, an existing stockholder, $14,700 of its legal costs incurred in connection with the transaction. Dr. Patou, a consultant who served as Interim Chief Medical Officer from June 2006 to April 2007 and again from June 2008 through August 2008, is an executive partner of MPM BioVentures IV LLC. However, Dr. Patou was not a consultant or one of our executive officers when this transaction occurred.
     The purchasers of the ordinary shares included, among others, the following stockholders of Peplin Limited.

	Shares	Purchase Price(2)
Entities affiliated with MPM BioVentures IV LLC(1)	6,967,777	$5,365,188
Acorn Capital	4,819,145	$3,710,742
Orbis Funds	4,473,972	$3,444,958
Asian Union Investments	4,215,779	$3,246,150

(1)	Mr. Scopa, a member of our board of directors, is a managing member of MPM BioVentures IV LLC, one of the MPM entities that acquired the above-listed shares.

(2)	Amounts have been converted from Australian dollars using the foreign currency exchange rate on August 9, 2007, of $0.8542 per A$.
     On August 18, 2008, we entered into a stock subscription and registration rights agreement with several investors for the private placement of 3,980,259 shares of our common stock and warrants to purchase 1,326,753 shares of our common stock. The shares and warrants were sold as a unit, consisting of three shares of common stock and one warrant. The purchase price was $18.14 per unit, resulting in gross proceeds of approximately $24 million, prior to offering fees and expenses payable by us. The sale of the units closed on October 23, 2008. The purchasers of the shares included, among others, the following of our stockholders.

	Units	Purchase Price
Entities affiliated with MPM BioVentures IV-QP L.P.(1)	385,885	$6,999,954
Asia Union Investments	57,148	$1,036,665
Entities affiliated with Orbis Funds	142,872	$2,591,698
New Enterprise Associates	264,608	$4,799,989

(1)	Mr. Scopa, a member of our board of directors, is a managing member of MPM BioVentures IV LLC which has the power to exercise voting control of shares held by MPM BioVentures IV-QP L.P. and its affiliates.

     The stock subscription agreement also requires us to register for resale the shares of common stock sold in this transaction, as well as the shares issuable upon exercise of the warrants. This prospectus forms part of the registration statement filed to satisfy that obligation.
     In addition, we agreed to reimburse MPM BioVentures IV LLC, for up to $22,500 of its legal costs incurred in connection with the transaction.
     In connection with sale of the units, we also entered into a separate registration rights agreement with the investors in the August 2008 private placement, pursuant to which the investors were provided the right, subject to certain exceptions and requirements, to (i) require us to register shares of our common stock held by them on Form S-3 under the Securities Act and (ii) include any shares of our common stock held by them on a registration statement filed by us with the SEC, pursuant to which we seek to register shares of our common stock for sale to the public. This registration rights agreement was executed simultaneously with the issuance of the units. For a description of the rights provided in the registration rights agreement, see the section of this prospectus entitled “Description of Registrant’s Securities to be Registered — Registration Rights.”
     No executive officer of Peplin has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of our board of directors or compensation committee during fiscal 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth information with respect to the beneficial ownership of the Peplin common stock as of October 19, 2009, with respect to:
•	each person, or group of affiliated persons, who is known by us to own beneficially more than 5% of Peplin common stock;

•	each of our named executive directors;

•	each of our directors; and

•	all of our executive officers and directors as a group.
     Beneficial ownership is determined in accordance with the rules of the SEC. Except as indicated in the footnotes to this table and pursuant to state community property laws, each stockholder named in the table has sole voting and investment power for the shares shown as beneficially owned by such stockholder. Percentage of ownership is based on 15,372,125 shares of Peplin common stock outstanding on October 19, 2009. The number of shares of Peplin common stock outstanding used in calculating the percentage for each listed person and entity (and for all executive officers and directors as a group) includes Peplin common stock underlying options held by that person or entity (or by all executive officers and directors as a group, as the case may be) that are exercisable within 60 days of October 19, 2009, but excludes Peplin common stock underlying options held by any other person or entity.
     Unless otherwise indicated in the footnotes, the address of each of the individuals named below is: c/o Peplin, Inc., 6475 Christie Ave., Suite 300, Emeryville, California 94608.

			Percentage of
	Shares		Shares
	Beneficially		Beneficially
Name	Owned		Owned
Named Executive Officers and Directors
Thomas G. Wiggans	396,856	(1)(†)	2.6%
David J.B. Smith	34,434	(2)(†)	*
Eugene Bauer	36,752	(3)(†)	*
George W. Mahaffey	81,290	(4)(†)	*
Peter J. Welburn	75,617	(5)(†)	*
Cheri Jones	66,305	(5)(†)
Cherrell Hirst	41,116	(6)(†)	*
Gary Pace	38,805	(7)(†)	*
James Scopa	4,232,749	(8)(†)	26.2%
Joshua Funder	0	(†)	*
Michael Spooner	19,001	(9)(†)	*
All executive officers and directors as a group (11 persons)	5,022,925	(10)	31.3%
All 5% or Greater Stockholders
Entities affiliated with MPM BioVentures IV LLC	4,212,749	(11)(†)	26.1%
c/o MPM BioVentures IV LLC
200 Clarendon Street
Boston, MA 02116
Entities affiliated with Orbis Global Equity Fund Limited	1,964,618	(12)	12.6%
LPG Building, 34 Bermudiana Road
Hamilton HM 11, Bermuda
GBS Venture Partners Pty Ltd as Trustee for GBS BioVentures IV	1,904,960	(†)	12.0%
Harley House
Level 5, 71 Collins Street
Melbourne Victoria 3000 Australia
New Enterprise Associates 12, Limited Partnership	1,301,781	(13)	8.3%
2855 Sand Hill Road
Menlo Park, CA 94025
Asia Union Investments Pty Ltd.	1,123,857	(14)	7.3%
20 Rosemont Avenue

Percentage of
	Shares		Shares
	Beneficially		Beneficially
Name	Owned		Owned
Woollahra NSW 2025 Australia
Entities affiliated with Acorn Capital Limited	1,111,005	(15)	7.2%
c/o Acorn Capital Limited
Level 12, 90 Collins Street
Melbourne Victoria 3000 Australia

†	In connection with the Peplin’s entry into the merger agreement with LEO, certain Peplin directors, executive officers, 5% stockholders and certain of their affiliates entered into voting agreements pursuant to which they agreed to, among other things, vote their shares of Peplin common stock in favor of the adoption of the merger agreement. The parties to the voting agreements held approximately 33.35% of the Peplin’s outstanding common stock as of October 19, 2009. The parties to the voting agreements have agreed to comply with certain restrictions on the disposition of their shares, subject to the terms and conditions contained therein. Pursuant to their terms, the voting agreements will terminate at the earliest to occur of (i) the valid termination of the merger agreement in accordance with its terms, (ii) the effective time of the merger, or (iii) the termination of the voting agreements by mutual consent of the parties.

*	Less than 1%.

(1)	Includes 225,000 shares of restricted stock issued on October 6, 2008 of which 168,750 shares would be subject to a right of repurchase in Peplin’s favor upon Mr. Wiggans’ cessation of service prior to vesting, and 171,356 shares of Peplin common stock that Mr. Wiggans has the right to acquire pursuant to outstanding options exercisable within 60 days of October 19, 2009.

(2)	Mr. Smith has the right to acquire these shares of Peplin common stock pursuant to outstanding options exercisable within 60 days of October 19, 2009.

(3)	Includes 36,752 shares of Peplin common stock that Dr. Bauer has the right to acquire pursuant to outstanding options exercisable within 60 days of October 19, 2009.

(4)	Mr. Mahaffey has the right to acquire these shares of Peplin common stock pursuant to outstanding options exercisable within 60 days of October 19, 2009.

(5)	Mr. Welburn has the right to acquire these shares of Peplin common stock pursuant to outstanding options exercisable within 60 days of October 19, 2009.

(6)	Includes 15,000 shares of Peplin common stock Dr. Hirst has the right to acquire pursuant to outstanding options exercisable within 60 days of October 19, 2009, and 932 shares of Peplin common stock that Dr. Hirst has the right to acquire pursuant to outstanding warrants represented by Peplin CDIs that are fully exercisable.

(7)	Includes 15,000 shares of Peplin common stock Dr. Pace has the right to acquire pursuant to outstanding options exercisable within 60 days of October 19, 2009, and 2,775 shares of Peplin common stock that Dr. Pace has the right to acquire pursuant to outstanding warrants represented by Peplin CDIs that are fully exercisable.

(8)	Includes 20,000 shares of Peplin common stock Mr. Scopa has the right to acquire pursuant to outstanding options exercisable within 60 days of October 19, 2009 and (a) 2,899,275 shares of Peplin common stock, (b) 385,885 shares of Peplin common stock subject to outstanding warrants that are fully exercisable, and (c) 407,789 shares of Peplin common stock subject to outstanding warrants represented by Peplin CDIs that are fully exercisable, held, in the case of each of the securities described in clauses (a), (b), and (c) of this paragraph, by entities affiliated with MPM BioVentures IV LLC. Mr. Scopa is a managing director of MPM BioVentures IV LLC. Mr. Scopa disclaims beneficial ownership of the securities held by MPM BioVentures IV LLC or its affiliates, except to the extent of his pecuniary interest therein. See footnote 11 below for additional information regarding the holdings of entities affiliated with MPM BioVentures IV LLC.

(9)	Includes 15,000 shares of Peplin common stock Mr. Spooner has the right to acquire pursuant to outstanding options exercisable within 60 days of October 19, 2009, and 154 shares of Peplin common stock that Mr. Spooner has the right to acquire pursuant to outstanding warrants represented by Peplin CDIs exercisable that are fully exercisable.

(10)	Includes 168,750 shares of restricted stock subject to a right of repurchase in Peplin’s favor upon an executive officer’s cessation of service prior to vesting, options exercisable for 530,254 shares of Peplin common stock within 60 days of October 19, 2009 and 411,651 shares of Peplin common stock issuable upon the exercise of outstanding warrants represented by Peplin CDIs that are fully exercisable.

(11)	Includes (a) 2,899,275 shares of Peplin common stock, (b) 385,885 shares of Peplin common stock subject to outstanding warrants that are fully exercisable, and (c) 407,789 shares of Peplin common stock subject to outstanding warrants represented by Peplin CDIs that are fully exercisable, held by entities affiliated with MPM BioVentures IV LLC. The entities affiliated with MPM BioVentures IV LLC are MPM BioVentures IV-QP, L.P., MPM BioVentures IV GmbH & Co. Beteiligungs, KG and MPM Asset Management Investors BV4 LLC, who hold 2,717,315, 104,680 and 77,261 shares of Peplin common stock, warrants to purchase 361,668, 13,933 and 10,284 shares of Peplin common stock and replacement options to purchase 382,198, 14,724 and 10,868 shares of Peplin common stock, respectively. The voting and disposition of the shares of Peplin common stock, warrants and options held by these entities is determined by the managing directors of MPM BioVentures IV LLC, which is a direct or indirect general partner, managing limited partner or manager, as applicable, of these entities. According to information provided by the stockholders, Ashley Dombkowski, Luke Evnin, Ansbert Gadicke, William Greene, Vaughn M. Kailian, Steven St. Peter, James Scopa, who is a member of our board of directors, and John Vander Vort are managing directors of MPM BioVentures IV LLC and share voting and investment power with respect to these shares, and each of them disclaims beneficial ownership of these shares, except to the extent of his or her respective pecuniary interest therein. Also includes an aggregate of 519,800 shares of Peplin common stock held by entities affiliated with MPM BioVentures III LLC, of which (i) 25,510 shares are held by MPM BioVentures III, L.P., (ii) 379,381 shares are held by MPM BioVentures III-QP, L.P., (iii) 32,061 shares are held by MPM BioVentures III GmbH & Co. Beteiligungs KG, (iv) 11,456 shares are held by MPM BioVentures III Parallel Fund, L.P., (v) 9,017 shares are held by MPM Asset Management Investors BVIII LLC, and (vi) 62,375 shares are held by MPM BioVentures Strategic Fund, L.P. The voting and disposition of the shares of Peplin common stock held by these entities is determined by the managing directors of MPM BioVentures III LLC, which is a direct or indirect general partner, managing limited partner or manager, as applicable, of these entities. According to information provided by the stockholders, Ansbert Gadicke and Luke Evnin are managing directors of MPM BioVentures III LLC and share voting and investment power with respect to these shares, and each of them disclaims beneficial ownership of these shares, except to the extent of his respective pecuniary interest therein. In addition, Dr. Patou, one of our consultants, is a managing director of MPM Asset Management LLC. As an executive partner, Dr. Patou has no ownership interest, or voting or investment power with respect to the shares of Peplin common stock held by funds affiliated with MPM BioVentures IV LLC or MPM BioVentures III LLC.

(12)	Includes (a) 1,740,085 shares of Peplin common stock, (b) 142,872 shares of Peplin common stock subject to outstanding warrants that are fully exercisable and (c) 81,661 shares of Peplin common stock subject to outstanding warrants represented by Peplin CDIs that are fully exercisable, held by entities affiliated with Orbis Global Equity Fund Limited. The entities affiliated with Orbis Global Equity Fund Limited are Orbis Optimal SA Fund Limited, Orbis SICAV-Global Equity Fund, Orbis MIS — Orbis Global Equity Fund, Orbis MIS — Orbis/SM Australia Equity Fund, G.A. Fund — L Equity Deep Value World TP, Intech Australian Shares High Alpha Trust, Construction and Building Unions Superannuation Fund, Russell Australian Opportunities Fund, HESTA, Host Plus and Catholic Superannuation Fund, each of which holds 25,250, 79,374, 61,273, 283,753, 12,850, 64,767, 398,126, 25,661, 127,377, 34,125, and 57,310 shares of Peplin common stock, respectively. According to Management (Australia) Pty Ltd has voting and investment power with respect to the shares held by Orbis MIS — Orbis/SM Australia Equity Fund and William Gray, President and director of Orbis Investment Management Limited, has voting and investment power with respect to the shares held by Orbis Global Equity Fund Limited and the other entities affiliated with Orbis Global Equity Fund Limited, each of whom disclaims beneficial ownership of these shares, except to the extent of any pecuniary interest therein.

(13)	Includes (a) 1,037,173 shares of Peplin common stock and (b) 264,608 shares of Peplin common stock subject to outstanding warrants that are fully exercisable. NEA 12 GP, LLC is the sole general partner of NEA Partners 12, Limited Partnership, which is the sole general partner of New Enterprise Associates 12, Limited Partnership. Peter J. Barris, M. James Barrett, Charles W. Newhall III, Ryan

D. Drant, Eugene A. Trainor III, C. Richard Kramlich, Mark W. Perry, Scott D. Sandell, Forest Baskett, Charles M. Linehan, Krishna S. Kolluri and Patrick Kerins are the managers of NEA 12 GP, LLC. As a result, Messrs. Barris, Barrett, Newhall, Drant, Trainor, Kramlich, Perry, Sandell, Baskett, Linehan, Kolluri and Kerins may be considered beneficial owners of any shares deemed to be beneficially owned by New Enterprise Associates 12, Limited Partnership. Each of the aforementioned persons disclaims beneficial interest of these shares, except to the extent of his pecuniary interest therein.

(14)	Includes (a) 1,027,525 shares of Peplin common stock, (b) 57,148 shares of Peplin common stock subject to outstanding warrants that are fully exercisable and (c) 39,184 subject to outstanding warrants represented by Peplin CDIs that are fully exercisable. According to information provided by the stockholder, Barbara Ann Abbott, Christopher Abbott and Rosalind Phyllida Abbott, are directors of Asia Union Investments Pty Limited, and share voting and investment power with respect to these shares, each of whom disclaims beneficial ownership of these shares, except to the extent of any pecuniary interest therein.

(15)	Includes (a) 1,067,223 shares of Peplin common stock and (b) 43,781 shares of Peplin common stock subject to outstanding warrants represented by Peplin CDIs that are fully exercisable, held of record by nominee and trustee companies on behalf of Acorn Capital Limited, in its capacity as a discretionary investment manager to certain superannuation funds, pooled superannuation trusts, managed investment schemes and investment management agreements. Acorn Capital Limited has sole voting and dispositive power over these shares. According to information provided by the stockholder, Robert Brown, David Bryant, Barry Fairley, Ian Ferres, Barrie Laws and Robert Officer, the directors of Acorn Capital Limited, and Peter Russell, the Senior Industrial Analyst of Acorn Capital Limited, share voting and investment power with respect to these shares, each of whom disclaims beneficial ownership of these shares, except to the extent of any pecuniary interest therein.
Equity Compensation Plans
     The following table sets forth information as of June 30, 2009 regarding equity awards under our 2007 Incentive Award Plan.

(c)
Number of Shares
Remaining Available for
	(a)		Future Issuance Under
	Number of Shares to be	(b)	Equity Compensation Plans
	Issued Upon Exercise of	Weighted-Average Exercise	(Excluding Shares
	Outstanding Options	Price of Outstanding	Reflected in
Plan Category	and Rights	Options and Rights	Column (a)
Equity compensation plans approved by security holders	1,383,538	$8.94	1,116,462
Equity compensation plans not approved by security holders	—	—	—

Total	1,383,538	$8.94	1,116,462

Item 13.	Certain Relationships and Related Transactions and Director Independence
Certain Relationships and Related Party Transactions
     We describe below transactions and series of similar transactions, since July 1, 2005, to which we and Peplin Limited, now our wholly-owned subsidiary, have been a party, in which the amount involved exceeded $120,000 and in which any of our executive officers, directors or beneficial holders of more than 5% of our capital stock had or will have a direct or indirect material interest, referred to herein as a “related party” transaction.
     Our audit committee charter, which was adopted in July 2007, provides that our audit committee must review and approve in advance any related party transaction. In approving or rejecting a proposed related party transaction, our audit committee shall consider the relevant facts and circumstances available and deemed relevant to the audit committee, including, but not limited to the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, if applicable, and the impact on a director’s independence. Our audit committee shall approve only those related party transactions that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our audit committee determines in the good faith exercise of its discretion. All of the transactions described below were approved by our audit committee or our board of directors.
     Purchase Agreement
     Pursuant to a purchase agreement for shares and options entered into in May 2006, by and among Peplin Limited and MPM BioVentures IV-QP L.P., MPM BioVentures IV, L.P. and MPM Asset Management Investors BV4, or collectively, MPM, Peplin Limited undertook to procure that a resolution be put to shareholders to appoint Mr. Scopa, who is a general partner of MPM, as a director and also to appoint a person nominated by MPM as a director. Mr. Scopa was elected as a director by shareholders in June 2006 and Dr. Bauer, MPM’s nominated person, was also elected by shareholders in June 2006. Since each respective election, Mr. Scopa and Dr. Bauer have served as directors under the terms of the constitution of Peplin Limited and no further obligations in relation to their appointments exist under the purchase agreement. We have paid MPM fees related to our capital raisings in 2006 in the amounts of $93,292, and $57,240 in the years ended June 30, 2006 and 2007, respectively.
     Sales of Securities
     In May 2006, Peplin Limited issued in a private placement offering an aggregate of 18,675,500 ordinary shares, or 933,775 shares of common stock after giving effect to the Reorganization, at a per share price of $0.52, and 5,597,250 options, or 279,863 options giving effect the Reorganization, at a per option price of $0.68, for aggregate consideration of approximately $30.0 million. One of our directors, Dr. Gary Pace, purchased 185,000 ordinary shares and 55,500 options in the offering, for which Peplin Limited received $97,501.
     On September 11, 2007 and October 8, 2007, Peplin Limited issued an aggregate of 22,222,222 ordinary shares, or 1,111,112 shares after giving effect to the Reorganization, for an aggregate consideration of approximately $17.1 million. The issuance was made in a private placement to certain investors pursuant to subscription agreements with Peplin Limited, entered into on August 9, 2007, which contained customary provisions for such agreements, including representations and warranties with respect to each party, covenants designed to preserve exemption from registration under the Securities Act of 1933 and confidentiality provisions. In addition, Peplin Limited reimbursed MPM BioVentures IV LLC, an existing stockholder, $14,700 of its legal costs incurred in connection with the transaction. Dr. Patou, a consultant who served as Interim Chief Medical Officer from June 2006 to April 2007 and again from June 2008 through August 2008, is an executive partner of MPM BioVentures IV LLC. However, Dr. Patou was not a consultant or one of our executive officers when this transaction occurred.

     The purchasers of the ordinary shares included, among others, the following stockholders of Peplin Limited.

	Shares	Purchase Price(2)
Entities affiliated with MPM BioVentures IV LLC(1)	6,967,777	$5,365,188
Acorn Capital	4,819,145	$3,710,742
Orbis Funds	4,473,972	$3,444,958
Asian Union Investments	4,215,779	$3,246,150

(1)	Mr. Scopa, a member of our board of directors, is a managing member of MPM BioVentures IV LLC, one of the MPM entities that acquired the above-listed shares.

(2)	Amounts have been converted from Australian dollars using the foreign currency exchange rate on August 9, 2007, of $0.8542 per A$.
     On August 18, 2008, we entered into a stock subscription and registration rights agreement with several investors for the private placement of 3,980,259 shares of our common stock and warrants to purchase 1,326,753 shares of our common stock. The shares and warrants were sold as a unit, consisting of three shares of common stock and one warrant. The purchase price was $18.14 per unit, resulting in gross proceeds of approximately $24 million, prior to offering fees and expenses payable by us. The sale of the units closed on October 23, 2008. The purchasers of the shares included, among others, the following of our stockholders.

	Units	Purchase Price
Entities affiliated with MPM BioVentures IV-QP L.P.(1)	385,885	$6,999,954
Asia Union Investments	57,148	$1,036,665
Entities affiliated with Orbis Funds	142,872	$2,591,698
New Enterprise Associates	264,608	$4,799,989

(1)	Mr. Scopa, a member of our board of directors, is a managing member of MPM BioVentures IV LLC which has the power to exercise voting control of shares held by MPM BioVentures IV-QP L.P. and its affiliates.
     The stock subscription agreement also requires us to register for resale the shares of common stock sold in this transaction, as well as the shares issuable upon exercise of the warrants. This prospectus forms part of the registration statement filed to satisfy that obligation.
     In addition, we agreed to reimburse MPM BioVentures IV LLC, for up to $22,500 of its legal costs incurred in connection with the transaction.
     In connection with sale of the units, we also entered into a separate registration rights agreement with the investors in the August 2008 private placement, pursuant to which the investors were provided the right, subject to certain exceptions and requirements, to (i) require us to register shares of our common stock held by them on Form S-3 under the Securities Act and (ii) include any shares of our common stock held by them on a registration statement filed by us with the SEC, pursuant to which we seek to register shares of our common stock for sale to the public. This registration rights agreement was executed simultaneously with the issuance of the units. For a description of the rights provided in the registration rights agreement, see the section of this prospectus entitled “Description of Registrant’s Securities to be Registered — Registration Rights.”
     Acquisition of Neosil, Inc.
     Effective October 16, 2008, we acquired all of the outstanding shares of Neosil, Inc., or Neosil, a privately held, dermatology-focused company. The purchase price of $6.7 million was settled with 819,378 shares of our common stock in exchange for all the outstanding shares of Neosil. Dr. Bauer, a member of our board of directors and chief medical officer, was the chief executive officer of Neosil and a stockholder in Neosil. Dr. Bauer received zero shares of our common stock in connection with the Acquisition.

Director Independence
     Our board of directors has determined that each of its current members other than Mr. Wiggans and Dr. Bauer is an “independent director” within the meaning of the applicable rules of ASX, and SEC requirements. Our audit committee currently consists of three directors, Dr. Hirst and Messrs. Spooner and Wiggans. Mr. Wiggans assumed the role of Chief Executive Officer in August 2008 and, as a result, no longer qualifies as “independent” under applicable ASX guidelines. The board of directors has determined to keep Mr. Wiggans on the audit committee for all or part of fiscal 2010 until a replacement independent director can be found. Each of our compensation and nominating and corporate governance committees currently consists solely of independent directors as determined by our board of directors under applicable ASX standards. Our audit committee, compensation committee and nominating and corporate governance committee charters are available on our website, www.peplin.com, under the Corporate Information section. The inclusion of our website address in this Amendment does not include or incorporate by reference the information on our website into this Amendment.

Item 14.	Principal Accounting Fees and Services
Audit and Non-Audit Fees and Services
     The following table presents information regarding the fees estimated and billed by Ernst & Young LLP and affiliated entities for the years ended June 30, 2009 and 2008.

	For the Fiscal Year Ended
	June 30,
Nature of Services	2009	2008
Audit Fees	$360,499	$1,828,885
Audit-Related Fees	92,975	—
Tax Fees	—	—
All Other Fees	3,104	—

Total Fees	$456,578	$1,828,885

     Audit Fees. Audit fees consist of fees billed or to be billed by Ernst & Young LLP for professional services rendered for (i) the audit of our annual consolidated financial statements and internal controls over financial reporting under Sarbanes-Oxley Section 404, (ii) the reviews of our quarterly financial statements, and (iii) the audit of our P3 Grant claim. The 2009 period included services rendered in connection with a Registration Statement on Form S-1 and a Registration Statement on Form 10.
     Audit-Related Fees. Audit-related fees consist of fees for professional services rendered for advisory services related to internal controls over financial reporting.
     Tax Fees. There were no tax fees billed or to be billed by Ernst & Young LLP for fiscal years 2009 and 2008.
     All Other Fees. All other fees consist of fees for products and services not included in the above categories.
Policy on Audit Committee Pre-Approval of Services Performed by Independent Registered Public Accounting Firm
     Our audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The audit committee generally pre-approves particular services or categories of services on a case-by-case basis. The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with these pre-

approvals, and the fees for the services performed to date. The audit committee has approved all of our independent registered public accounting firm’s engagements and fiscal year 2009 fees presented above pursuant to its pre-approval policy.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
     (a)(3) Exhibits:

Exhibit No.	Description of Exhibit
31.3	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     (b) Exhibits. See exhibits listed under Item 15(a)(3) above.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Peplin, Inc.
Dated: October 28, 2009	By:	/s/ THOMAS WIGGANS
Thomas Wiggans
Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.3	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.